Form 10QSB
CELL ROBOTICS INTERNATIONAL INC
filed 1996-05-20
CIK 845291

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                      OR

           [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
              For the transition period from _______ to ________

                       Commission file number 33-26467-D


                       CELL ROBOTICS INTERNATIONAL, INC.
      (Exact Name of small business issuer as Specified in its Charter)


         Colorado                                       84-1153295
____________________________                         ________________
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)               Identification number)

      2715 Broadbent Parkway N.E., Albuquerque, New Mexico      87107
_________________________________________________________________________
(Address of Principal Offices)                                 (Zip Code)

Registrant's telephone number, including area code:     (505) 343-1131


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]         No  [  ]


As of May 15, 1996, 3,843,414 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [ X ]

                                     INDEX


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheet at March 31, 1996 (unaudited) and December 31, 1995;

               Consolidated Statement of Operations for the Three Months Ended March 31, 1996 and March 31, 1995 (unaudited);

               Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1996 and March 31, 1995 (unaudited); and

               Notes to Unaudited Financial Statements

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                        PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          The accompanying Consolidated Balance Sheet at March 31, 1996, the Consolidated Statement of Operations for the Three Months Ended March 31, 1996 and March 31, 1995, and the Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1996 and March 31, 1995, are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for the interim period presented, and not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

                       CELL ROBOTICS INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                     As of        As of
                                                  March 31,   December 31,
                                                     1996         1995
                                                 __________   __________
ASSETS:
Current assets:
   Cash and cash equivalents                       $857,589     $739,952
   Restricted cash                                        0      425,000
   Accounts receivable, net of allowance
      for doubtful accounts of $1,841               174,210      389,608
   Inventory                                        316,200      169,076
   Other                                             30,763       29,067
                                                 __________   __________
   Total current assets                           1,378,762    1,752,703

Property and equipment, net                         217,184      213,447

Other assets, net                                   100,655       33,963
                                                 __________   __________

                                                 $1,696,601   $2,000,113
                                                 ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
   Accounts payable                                $161,536     $129,483
   Payroll related liabilities                      113,029       99,226
   Royalties payable                                 38,349       56,587
   Other current liabilities                          2,794       24,871
                                                 __________   __________
   Total current liabilities                        315,708      310,167

Stockholders' equity:
   Preferred stock, $.04 par value,
      Authorized 2,500,000 shares,
      no shares issued and outstanding
      in 1996 and 1995                                    0            0
   Common stock, $.004 par value,
      Authorized 12,500,000 shares,
      3,843,414 and 3,825,914 shares
      issued and outstanding in 1996
      and 1995, respectively                         15,374       15,304
   Additional paid in capital                    11,312,499   11,271,008
   Accumulated deficit                           (9,946,980)  (9,596,366)
                                                 __________   __________
Total stockholders' equity                        1,380,893    1,689,946
                                                 __________   __________

                                                 $1,696,601   $2,000,113
                                                 ==========   ==========

                See accompanying notes to financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three months ended
                                                  March 31,    March 31,
                                                     1995         1996
                                                __________    __________

Sales                                               58,624      $194,679

Cost of goods sold                                 (53,904)     (159,531)
                                                __________    __________

Gross profit                                         4,720        35,148
                                                __________    __________

Operating expenses:
   Salaries                                        132,636        96,935
   Payroll taxes and benefits                       19,765        14,473
   Rent and utilities                               28,497        28,072
   Travel                                           11,598        25,248
   Depreciation and amortization                    24,828        28,960
   Professional fees                                47,558        30,457
   Other operating expenses                        175,417        72,033
                                                __________    __________
   Total operating expenses                        440,299       296,168
                                                __________    __________

Loss from operations                             $(435,579)    $(261,020)

Other income (deductions):
   Rental income                                     5,850         3,949
   Grant revenue                                    69,190             0
   Interest income                                  10,520             2
   Interest expense                                   (595)     (123,009)
                                                __________    __________
   Total other                                      84,965      (119,058)
                                                __________    __________

Net Loss                                         $(350,614)    $(380,078)
                                                 ==========    ==========

Net Loss per common share

Weighted average shares outstanding


                See accompanying notes to financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Three months ended
                                                  March 31,    March 31,
                                                     1996         1995
                                                 __________   __________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $(350,614)   $(380,078)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                      24,828       29,275
  Decrease (Increase) in accounts
   receivable                                       215,398      (33,211)
  Increase in inventory                            (147,124)     (71,569)
  Increase in other current assets                   (1,696)        (751)
  Increase (Decrease) in accounts
   payable and accrued expenses                       5,541      (24,158)
  Increase in accrued interest payable                    0      116,760
                                                 __________   __________
Net cash used by operating activities              (253,667)    (363,731)
                                                 __________   __________

CASH FLOWS FROM INVESTING ACTIVITES:
Purchase of fixed assets                            (26,122)      (5,603)
Cash paid for the development or
 purchase of intangible assets                      (27,574)           0
                                                 __________   __________
Net cash used by investing activities               (53,696)      (5,603)
                                                 __________   __________

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                                      0      270,000
Release of formerly restricted proceeds
 from a previous sale of common stock               425,000            0
                                                 __________   __________
Net cash provided by financing activities           425,000      270,000
                                                 __________   __________

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                117,637      (99,333)
Cash and cash equivalents:
   Beginning of period                              739,952      138,753
                                                 __________   __________
   End of period                                   $857,589      $39,420
                                                   ========      ========

SUPPLEMENTAL INFORMATION:
Short term borrowings repaid with
 common stock                                             0      160,000
Fair market value of common stock issued
 for the acquisition of intangible assets            41,561            0
Interest paid                                           595        4,800


                See accompanying notes to financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                MARCH 31, 1996


(1)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS

     The unaudited financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes otherwise necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally-accepted accounting principles. However, the information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the financial position, results of operations and cash flows on a consistent basis. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(2)  PURCHASE OF CERTAIN INTANGIBLE ASSETS

     On January 9, 1996, the Company entered into a Purchase Agreement (the "Agreement") with Tecnal Products, Inc. ("Tecnal"). The Agreement provides for the acquisition of certain technological assets, primarily the rights under two patents and a patent application. These patents and patent application relate to an innovative laser design, and a medical device incorporating this laser design. In exchange for these technological assets, the Company issued to Tecnal, and its shareholders, an aggregate of 17,500 shares of the Company's common stock, made cash payments on behalf of Tecnal in the amount of $14,800 and granted a one percent (1%) royalty on future sales of products incorporating the acquired technology, with a lifetime maximum of $20,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CELL ROBOTICS INTERNATIONAL, INC.


     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1996 COMPARED TO DECEMBER 31, 1995

     Total assets decreased from $2,000,113 at December 31, 1995 to $1,696,601 at March 31, 1996, a decrease of $303,512, or 15.2%. During this same period, total liabilities increased slightly from $310,167 to $315,708.

     The decrease in total assets was primarily a result of a $373,941, or 21.3% decrease in the Company's current assets from $1,752,703 to $1,378,762. Although the restricted cash balance at December 31, 1995 of $425,000 was released to the Company during this period, and accounts receivable decreased from $389,608 to $174,210, the Company's cash position improved only slightly from $739,952 to $857,589. The overall decrease in current assets was moderately offset by a $147,124, or 87.0% increase in inventory.

     The net result of fixed assets acquisition, on the one hand, and depreciation, on the other, led to a $3,737 increase in net property and equipment. Other assets, net, increased from $33,963 to $100,655 as a result of the acquisition of certain intangible assets from Tecnal Products, Inc. and the capitalization of costs related to internally-developed software.

     During the three-month period ending March 31, 1996, the Company's total liabilities increased $5,541 from $310,167 to $315,708. Increases in accounts payable and payroll related liabilities were substantially offset by decreases in royalties payable and other current liabilities.

     As a result of the foregoing, the Company's working capital decreased from $1,442,536 at December 31, 1995 to $1,063,054 at March 31, 1996, a decrease of
$379,482, or 26.3%.

     Stockholders' equity showed a corresponding decline for the quarter, from $1,689,946 at December 31, 1995 to $1,380,893 at March 31, 1996, a decline of
$309,053, or 18.3%.

     Other than the foregoing, management knows of no other trend, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the liquidity and capital resources of the Company.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995 (UNAUDITED).

     In October, 1995, the Company embarked on a comprehensive re-design of its core optical trapping, cutting, and manipulating products.  This effort was undertaken to provide customers with a new, computer-controlled, workstation-
based product line.  As a result of this re-design, the Company's new products required testing and certification by an outside entity to ensure compliance with certain regulations of the Federal Communication Commission (FCC) and
European Community Directive 93/465/EE, which became effective January 1, 1996.
Although such a certification is typically not time-consuming, many other companies required the same type of testing during the same time-frame.  As a result, the Company was unable to obtain a testing appointment early enough in the first quarter of 1996 to allow for the assembly and shipment of the newly-
designed product by March 31, 1996.  The majority of orders received during the
first quarter of 1996 were for the newly-designed products.  Therefore, although the Company had a backlog of approximately $330,000 at March 31, 1996, revenues for the three months then ended amounted to only $58,624, compared with revenues of $194,679 for the same period last year.  This represents a
$136,055, or 69.9% decrease.  All products in the Company's new instrument line have now passed both FCC and European Community testing.

     Costs of sales decreased from $159,531 during the three-month period ending March 31, 1995 to $53,904 for the comparable period in 1996, reflecting decreased sales. Gross profit decreased similarly from $35,148 to $4,720. The Company's gross margin as a percent of sales decreased from 18.1% during the 1995 period, to 8.1% during the comparable period in 1996. This was also the result of the low volume of sales during the first quarter of 1996.

     Total operating expenses increased $144,131, or 48.7%, from $296,168 during the three-month period ending March 31, 1995, to $440,299 during the comparable period in 1996. Salaries and other operating expenses accounted for the majority of this increase. Salaries increased $35,701, or 36.8%, from $96,935 to $132,636, reflecting increased pay rates, and the addition of personnel. During the three months ended March 31, 1996, other operating expenses increased $103,384, or 143.5%, to $175,417 from $72,033 during the comparable period in 1995. This bulk of this increase was subcontracted research and other expenses incurred in relation to the Company's two grants under the Small Business Innovation Research Program, funded by the federal government. Expenditures by the Company related to these grants are reimbursable by the federal government, and such reimbursement is reflected in grant revenue. Also contributing to the increase in other operating expenses was increased expenditures related to the re-design of the Company's core products, and the design of new products incorporating the technology acquired from Tecnal Products, Inc.

     As a result of the foregoing, the Company incurred a loss from operations of $(435,579) during the three-month period ending March 31, 1996, an increase of $174,559 over the $(261,020) loss from operations incurred during the comparable period of 1995.

     During the three months ended March 31, other income and expenses increased from a $119,058 net deduction during the period in 1995, to a $84,965 net contribution to income during the period in 1996. Two factors were primarily responsible for this change. First, interest expense was significantly reduced from the 1995 to the 1996 period, having gone from $123,009 in 1995 to $595 in 1996. This reduction reflects the conversion to equity of a shareholders' note payable in September, 1995, substantially reducing the Company's outstanding debt. Secondly, the Company realized $69,190 in grant revenue during the 1996 period, as it was reimbursed for expenditures related to work performed under its two Small Business Innovation Research grants. In addition, during the first quarter of 1996, the Company realized $10,520 in interest income, primarily the result of interest on funds raised during the Company's private offering of its securities.

     The Company's net loss for the three months ended March 31, 1996 was $(350,614), which is a slight improvement over the net loss of $(380,078) incurred during the comparable period of last year. On a per share basis, this amounts to a $(0.09) loss per share during the first quarter 1996, compared to a $(.34) loss per share during the first quarter of 1995. As a result of the Company's private placement of its securities in September, 1995, the weighted average common shares outstanding increased from 1,132,294 at March 31, 1995 to 3,833,222 at March 31, 1996.

     Other than the foregoing, management knows of no trend, or other demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material impact on the Company's results of operations.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit 1: Purchase Agreement between Cell Robotics, Inc. Tecnal
                     Products, Inc., dated effective January 9, 1996.

          Reports on Form 8-K:     None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CELL ROBOTICS INTERNATIONAL, INC.



Dated:    May 17, 1996        By:   /s/ Ronald K. Lohrding
         ______________             _____________________________

                                   Ronald K. Lohrding
                                   President




Dated:    May 17, 1996        By:   /s/ Craig T. Rogers
        ______________             _____________________________
                                   Craig T. Rogers
                                   Chief Financial Officer