Form 10QSB
period 1996-06-30
CELL ROBOTICS INTERNATIONAL INC
filed 1996-08-19
CIK 845291

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

                                      OR

           [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
         For the transition period from _____________ to _____________

                       Commission file number 33-26467-D


                       CELL ROBOTICS INTERNATIONAL, INC.
                       ---------------------------------
       (Exact Name of small business issuer as Specified in its Charter)


         Colorado                                      84-1153295
- ---------------------------------               ----------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)               Identification number)

2715 Broadbent Parkway N.E., Albuquerque, New Mexico      87107
- ----------------------------------------------------------------------
(Address of Principal Offices)                          (Zip Code)

Registrant's telephone number, including area code:     (505) 343-1131


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]         No  [  ]

As of June 30, 1996, 3,843,414 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [ X ]

                                     INDEX


PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheet at June 30, 1996 (unaudited) and December 31, 1995;

               Consolidated Statement of Operations for the Three Months Ended June 30, 1996 and June 30, 1995 (unaudited);

               Consolidated Statement of Operations for the Six Months Ended June 30, 1996 and June 30, 1995 (unaudited);

               Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1996 and June 30, 1995 (unaudited); and

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                        PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          The accompanying Consolidated Balance Sheet at June 30, 1996, the Consolidated Statement of Operations for the Three Months Ended June 30, 1996 and June 30, 1995, the Consolidated Statement of Operations for the Six Months Ended June 30, 1996 and June 30, 1995, and the Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1996 and June 30, 1995, are unaudited but reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position, results of operations and cash flows for the interim period presented, and not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

                       CELL ROBOTICS INTERNATIONAL, INC.
                          Consolidated Balance Sheets

                                                As of               As of
                                               6-30-96            12-31-95
                                           ---------------      ------------
                                             (UNAUDITED)

ASSETS:
Current assets:
   Cash and cash equivalents            $      419,759      $      739,952
   Restricted cash                                   0             425,000
   Accounts receivable, net of
      allowance for doubtful
      accounts of $1,841                       359,887             389,608
   Inventory                                   289,756             169,076
   Other                                        35,983              29,067
                                        ---------------     ---------------
   Total current assets                      1,105,385           1,752,703

Property and equipment, net                    261,450             213,447

Other assets, net                              104,409              33,963
                                        ---------------     ---------------

                                        $    1,471,244      $    2,000,113
                                        ==============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                     $      225,364      $      129,483
   Payroll related liabilities                 112,641              99,226
   Royalties payable                            58,960              56,587
   Other current liabilities                       712              24,871
                                        ---------------     ---------------
   Total current liabilities                   397,677             310,167

Stockholders equity:
   Preferred stock, $.04 par value,
      Authorized 2,500,000 shares,
      no shares issued and outstanding
      in 1996 and 1995                               0                   0
   Common stock, $.004 par value,
      Authorized 12,500,000 shares,
      3,843,414 and 3,825,914 shares
      issued and outstanding in 1996
      and 1995, respectively                    15,374              15,304
   Additional paid in capital               11,312,499          11,271,008
   Accumulated deficit                     (10,254,307)         (9,596,366)
                                        ---------------     ---------------
Total stockholders' equity                   1,073,567           1,689,946
                                        ---------------     ---------------

                                        $     1,471,244     $    2,000,113
                                        ===============     ===============


See accompanying notes to financial statements.

/TABLE

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Operations

                                                     UNAUDITED
                                        --------Three months ended---------
                                         June 30, 1996       June 30, 1995
                                        ---------------     ---------------
Sales                                   $      335,306      $      187,618

Cost of goods sold                            (203,716)           (137,871)
                                        ---------------     ---------------
Gross profit                                   131,590               49,747
                                        ---------------     ---------------
Operating expenses:
   Salaries                                    134,955             111,260
   Payroll taxes and benefits                   18,817              13,626
   Rent and utilities                           30,386              35,835
   Travel                                       17,837              24,415
   Depreciation and amortization                26,143              23,615
   Professional fees                            91,408              26,145
   Other operating expenses                    128,844              76,457
                                        ---------------     ---------------
   Total operating expenses                    448,389             311,353
                                        ---------------     ---------------

Loss from operations                    $     (316,799)     $     (261,606)

Other income (deductions):
   Rental income                                 5,400               6,111
   Interest income                               4,314                   8
   Interest expense                               (242)           (125,357)
                                       ----------------    ----------------
   Total other                                   9,472            (119,238)
                                       ----------------    ----------------

Net Loss                               $      (307,327)    $      (380,844)
                                       ================    ================

Net Loss per common share                      $ (0.08)            $ (0.31)
                                       ----------------    ----------------
Weighted average shares outstanding           3,843,414           1,224,126
                                        ===============     ===============


See accompanying notes to financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Operations

                                                     UNAUDITED
                                        ---------Six months ended----------
                                         June 30, 1996       June 30, 1995
                                        ---------------     ---------------
Sales                                   $      393,930      $      382,297

Cost of goods sold                            (257,620)           (297,402)
                                        ---------------     ---------------
Gross profit                                   136,310              84,895
                                        ---------------     ---------------
Operating expenses:
   Salaries                                    267,590             208,195
   Payroll taxes and benefits                   38,582              28,099
   Rent and utilities                           58,884              63,897
   Travel                                       29,435              49,663
   Depreciation and amortization                50,971              52,575
   Professional fees                           138,966              56,602
   Other operating expenses                    304,261             148,491
                                        ---------------     ---------------
   Total operating expenses                    888,688             607,522
                                        ---------------     ---------------
Loss from operations                    $     (752,378)     $     (522,627)

Other income (deductions):
   Rental income                                11,250              10,060
   Grant revenue                                69,190                   0
   Interest income                              14,834                  10
   Interest expense                               (837)           (248,366)
                                        ---------------     ---------------
   Total other                                  94,437            (238,296)
                                        ---------------     ---------------
Net Loss                                $     (657,941)     $     (760,923)
                                        ===============     ===============

Net Loss per common share                      $ (0.17)            $ (0.65)
                                        ---------------     ---------------
Weighted average shares outstanding          3,838,318           1,178,464
                                        ===============     ===============

See accompanying notes to financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Cash Flows

                                                     UNAUDITED
                                        ---------Six months ended----------
                                         June 30, 1996       June 30, 1995
                                        ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $     (657,941)     $     (760,923)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
    Depreciation and amortization               59,971              53,094
    Decrease (Increase) in accounts
      receivable                                29,721             (39,191)
    Increase in inventory                     (120,680)             (3,474)
    Increase in other current assets            (6,916)            (15,000)
    Increase (Decrease) in accounts
      payable and accrued expenses              87,510             (29,335)
    Increase in accrued interest
      payable                                        0             239,364
                                        ---------------     ---------------
Net cash used by operating
  activities                                  (608,335)           (555,465)
                                        ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                       (94,085)             (5,603)
Cash paid for the development or
  purchase of intangible assets                (42,773)                  0
                                        ---------------     ---------------
Net cash used by investing
  activities                                  (136,858)             (5,603)
                                        ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans, net of
  capitalized financing fees                         0              50,000
Sale of common stock                                 0             370,000
Release of formerly restricted
  proceeds from a previous sale
  of common stock                              425,000                   0
                                        ---------------     ---------------
Net cash provided by financing
activities                                     425,000             420,000
                                        ---------------     ---------------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                          (320,193)           (141,068)
Cash and cash equivalents:
  Beginning of period                          739,952             138,753
                                        ---------------     ---------------
  End of period                         $      419,759      $       (2,315)
                                        ===============     ===============

SUPPLEMENTAL INFORMATION:
Short term borrowings repaid
  with common stock                                  0             160,000
Fair market value of common stock
  issued for the acquisition of
  intangible assets                             41,561                   0
Interest paid                                      837               9,002

See accompanying notes to financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                            June 30, 1996 and 1995


(1)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS
     -----------------------------------------------
     The unaudited financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes otherwise necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally-accepted accounting principles. However, the information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the financial position, results of operations and cash flows on a consistent basis. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(2)  PURCHASE OF CERTAIN INTANGIBLE ASSETS
     -------------------------------------
     On January 9, 1996, the Company entered into a Purchase Agreement (the "Agreement") with Tecnal Products, Inc. ("Tecnal"). The Agreement provides for the acquisition of certain technological assets, primarily the rights under two patents and a patent application. These patents and patent application relate to an innovative laser design, and a medical device incorporating this laser design. In exchange for these technological assets, the Company issued to Tecnal, and its shareholders, an aggregate of 17,500 shares of the Company's common stock, made cash payments on behalf of Tecnal in the amount of $14,800 and granted a one percent (1%) royalty on future sales of products incorporating the acquired technology, with a lifetime maximum of $20,000.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS OF CELL ROBOTICS INTERNATIONAL, INC.
- -----------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1996 COMPARED TO DECEMBER 31, 1995
- -----------------------------------------------------------------------------
     During the six month period ending June 30, 1996, the Company's liquidity and capital resources were diminished, primarily the result of continuing, although decreasing, operating losses. Total assets decreased from $2,000,113 at December 31, 1995 to $1,471,244 at June 30, 1996, a decrease of $528,869, or
26.4%. During this same period, total liabilities increased 28.2% from $310,167 to $397,677.

     The decrease in total assets was primarily a result of a $647,318, or 36.9% decrease in the Company's current assets from $1,752,703 to $1,105,385. Depletion of the Company's cash and restricted cash were the primary factors driving the decrease in total assets. Cash and restricted cash decreased 64.0% from $1,164,952 to $419,759. The cash and restricted cash were primarily used to fund unprofitable operations, and acquire or develop long term assets. A decrease of $29,721 in net accounts receivable also contributed to the overall decrease in total assets. Slightly offsetting the decrease in total assets were a $120,680, or 71.4% increase in inventory, and a $6,916, or 23.8% increase in other current assets.

     The net result of fixed assets acquisitions on the one hand, and depreciation on the other, led to a $48,003 increase in net property and equipment. Other assets, net, increased from $33,963 to $104,409 as a result of the acquisition of certain intangible assets from Tecnal Products, Inc, and the capitalization of costs related to internally developed software. Capitalized software development costs are amortized as an element of cost of goods sold, based on units sold which incorporating the software.

     During the six month period ending June 30, 1996, the Company's total liabilities increased $87,510 from $310,167 in 1995 to $397,677 in 1996.
Increases in accounts payable of $95,881, or 74.0%, and payroll related liabilities of $13,415, or 13.5%, and a slight increase in royalties payable were offset by a decrease in other current liabilities of $24,159, or 97.1%. The Company did not have any long term liabilities on December 31, 1995 or June 30, 1996.

     As a result of the foregoing, the Company's working capital decreased from $1,442,536 at December 31, 1995 to $707,708 at March 31, 1996, a decrease of
$734,828, or 50.9%.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the liquidity and capital resources of the Company.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995 (UNAUDITED)

     The Company's gross revenues increased 78.7% to $335,306 during the three month period ending June 30, 1996, from $187,618 during the same period in 1995. During this same period, cost of sales increased from $137,871 in 1995 to $203,716 in 1996. As a result, the Company's gross margin as a percentage of sales increased from 26.5% to 39.2%. This improvement in gross margin percentage stems primarily from the re-design of the Company's core optical trapping, cutting, and manipulating products, the result of which was a more efficient design. Gross profit therefore increased to $131,590 during the three months ended June 30, 1996 from $49,747 during the same period in 1995.

     Total operating expenses increased $137,036 or 44.0%, from $311,353 during the three month period ending June 30, 1995, to $448,389 during the comparable period in 1996. Salaries, professional fees and other operating expenses accounted for the majority of this increase. Salaries increased $23,695, or 21.3%, from $111,260 to $134,955, reflecting increased pay rates, and the addition of personnel. During the three months ended June 30, 1996, other operating expenses increased $52,387, or 68.5%, to $128,844 from $76,457 during the comparable period in 1995. Professional fees increased from $26,145 in 1995 to $91,408 during the 1996 period. Much of the increases in professional fees and other operating expenses were expenditures related to the re-design of the Company's core products, the testing of the re-designed products to ensure compliance with certain federal regulations, and the design and development of new products incorporating the technology acquired from Tecnal Products, Inc.

     The foregoing resulted in the Company incurring a loss from operations of $316,799 during the three month period ending June 30, 1996, an increase of $55,193 over the $261,606 loss from operations incurred during the comparable period of 1995.

     During the three months ended June 30, other income and expenses increased from a $119,238 net deductions during the period in 1995, to an $9,472 net contribution to income during the period in 1996. Primarily driving this was interest expense, which was significantly reduced from the 1995 to the 1996 period, having gone from $125,357 in 1995 to $242 in 1996. This reduction reflects the conversion to equity of a shareholder's note payable in September, 1995, substantially reducing the Company's outstanding debt. In addition, during the second quarter of 1996, the Company realized $4,314 in interest income, primarily the result of interest on funds raised during the Company's recent private offering of its securities.

     The Company's net loss for the three months ended June 30, 1996 was $307,327, an improvement of $73,517 over the net loss of $380,844 incurred during the comparable period of 1995. On a per share basis, this amounts to a $(0.08) loss per share during the second quarter 1996, compared to a $(0.31) loss per share during the second quarter of 1995. As a result of the Company's private placement of its securities in September, 1995, the weighted average common shares outstanding increased from 1,224,126 for the three months ended June 30, 1995 to 3,843,414 for the three months ended June 30, 1996.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material impact on the Company's results of operations.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995 (UNAUDITED)
- --------------------------------------------------------------------------
     In October, 1995, the Company embarked on a comprehensive re-design of its core optical trapping, cutting, and manipulating products. This effort was undertaken to provide customers with a new, computer-controlled, workstation-based product line. As a result of this re-design, the Company's new products required testing and certification by an outside entity to ensure compliance with certain regulations of the Federal Communications Commission (FCC) and European Community Directive 93/465/EEC, which became effective January 1, 1996. Although such a certification is typically not time consuming, many other companies required the same type of testing during the same time frame. As a result, the Company was unable to obtain a testing appointment early enough in the first quarter of 1996 to allow for the assembly and shipment of the newly designed products by March 31, 1996. As a result, revenues for the three months ended March 31, 1996 were $58,624. Combining this with the revenues for the three months ended June 30, 1996, of $335,306, yields revenues for the six months ended June 30, 1996 of $393,930. This is a $11,633, or 3.0% increase over revenues for the comparable period in 1995 of $382,297.

     During the six month period ending June 30, cost of sales decreased from $297,402 in 1995 to $257,620 in 1996. Additionally, gross profits increased from $84,895 to $136,310. The Company's gross margin as a percent of sales increased from 22.2% during the 1995 period, to 34.6% during the comparable period in 1996. The increase in gross profit percentage stems from the re-design of the Company's core optical trapping, cutting, and manipulating products, the result of which was a more efficient design.

     Total operating expenses increased $281,166, or 46.3%, from $607,522 during the six month period ending June 30, 1995, to $888,688 during the comparable period in 1996. Other operating expenses, professional fees, and salaries accounted for the majority of this increase. During the six months ended June 30, 1996, other operating expenses increased $155,770, or 104.9%, to $304,261 from $148,491 during the comparable period in 1995. Professional fees increased 145.5% to $138,966. Two factors were primarily responsible for the increase in other operating expenses and professional fees. The first factor was sub-contracted research and other expenses incurred in relation to the Company's two grants under the Small Business Innovation Research Program, funded by the federal government. Expenditures by the Company related to these grants are reimbursable by the federal government, and such reimbursements are reflected in grant revenue. The second factor was increased expenditures related to the re-design of the Company's core products, the testing of the re-designed products to ensure compliance with certain federal regulations, and the design and development of new products incorporating the technology acquired from Tecnal Products, Inc. The increase in salaries of $59,395, or 28.5%, reflects increased pay rates, and the addition of personnel.

     During the six months ended June 30, other income and expenses increased from a $238,296 net deduction during the 1995 period, to an $94,437 net contribution to income during the 1996 period. Interest expense was significantly reduced from the 1995 to the 1996 period, having gone from $248,366 in 1995 to $837 in 1996. This reduction reflects the conversion to equity of a shareholder's note payable in September, 1995, substantially reducing the Company's outstanding debt. During the first six months of 1996, the Company realized $69,190 in grant revenue, resulting from the reimbursement for expenditures related to work performed under its two Small Business Innovation Research grants. In addition, during the same period, the Company realized $14,834 in interest income, primarily the result of interest on funds raised during the Company's recent private offering of its securities.

     The foregoing resulted in the Company's narrowing its net loss for the six months ended June 30, 1996 to $657,941, an improvement of $102,982 over the net loss of $760,923 incurred during the comparable period of 1995. On a per share basis, this amounts to a $(0.17) loss per share during the first six months of 1996, compared to a $(0.65) loss per share during the first six months of 1995. As a result of the Company's private placement of its securities in September, 1995, the weighted average common shares outstanding increased from 1,178,464 for the six months ended June 30, 1995 to 3,838,318 for the 1996 period.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material impact on the Company's results of operations.

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:      None

          Reports on Form 8-K:     None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CELL ROBOTICS INTERNATIONAL, INC.



Dated:    August 19, 1996               By:   /s/ Ronald K. Lohrding
         __________________             _____________________________
                                        Ronald K. Lohrding
                                        President




Dated:    August 19, 1996               By:   /s/ Craig T. Rogers
        __________________              _____________________________
                                        Craig T. Rogers
                                        Chief Financial Officer