Form 10-Q
period 1996-09-30
CELL ROBOTICS INTERNATIONAL INC
filed 1996-11-18
CIK 845291

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                      OR

           [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
     For the transition period from                to
                                    --------------    --------------
                       Commission file number 33-26467-D
                                              ----------

                       CELL ROBOTICS INTERNATIONAL, INC.
                       ---------------------------------
       (Exact Name of small business issuer as Specified in its Charter)

     Colorado                                             84-1153295
     --------                                             ------------
(State or other jurisdiction                             I.R.S. Employer
of incorporation or organization)                     Identification number

   2715 Broadbent Parkway N.E., Albuquerque, New Mexico               87107
   ------------------------------------------------------------------------
   (Address of Principal Offices)                                 (Zip Code)

Registrant's telephone number, including area code:     (505) 343-1131


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X          No
     ----------          ----------

As of September 30, 1996, 4,993,414 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes                 No       X
     ----------          ----------

CELL ROBOTICS INTERNATIONAL, INC.
Balance Sheets
                                               As of              As of
                                              9-30-96           12-31-95
                                           -------------      -------------
                                            (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents               $  2,133,098       $    739,952
  Restricted cash                                    0            425,000
  Accounts receivable, net of
    allowance for doubtful
    accounts of $1,841                          95,624            389,608
  Inventory                                    294,150            169,076
  Other                                         30,804             29,067
                                          ------------       ------------
  Total current assets                       2,553,676          1,752,703

Property and equipment, net                    256,615            213,447

Other assets, net                              121,892             33,963
                                          ------------       ------------
                                          $  2,932,183       $  2,000,113
                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                        $     96,414       $    129,483
  Payroll related liabilities                  116,749             99,226
  Royalties payable                             60,950             56,587
  Other current liabilities                      5,908             24,871
                                          ------------       ------------
  Total current liabilities                    280,021            310,167

Continued on following page

CELL ROBOTICS INTERNATIONAL, INC.
Balance Sheets (continued from previous page)

Stockholders equity:
  Preferred stock, $.04 par value,
    Authorized 2,500,000 shares,
    no shares issued and outstanding
    in 1996 and 1995                                 0                  0
  Common stock, $.004 par value,
    Authorized 12,500,000 shares,
    4,993,414 and 3,825,914 shares
    issued and outstanding in 1996
    and 1995, respectively                      19,974             15,304
  Additional paid in capital                13,310,211         11,271,008
  Accumulated deficit                      (10,678,023)        (9,596,366)
                                          ------------       ------------
Total stockholders' equity                   2,652,162          1,689,946
                                          ------------       ------------
                                          $  2,932,183       $  2,000,113
                                          ============       ============


See accompanying notes to financial statements.

CELL ROBOTICS INTERNATIONAL, INC.
Statements of Operations
                                                      UNAUDITED
                                                 Three months ended
                                          Sept. 30, 1996     Sept. 30, 1995
                                          --------------     --------------
Sales                                    $     129,682       $     75,367

Cost of goods sold                             (94,187)           (74,005)
                                           -----------        -----------
Gross profit                                    35,495              1,362
                                           -----------        -----------
Operating expenses:
  Salaries                                     148,009             99,012
  Payroll taxes and benefits                    17,638             11,924
  Rent and utilities                            29,669             30,907
  Travel                                        22,420             16,909
  Depreciation and amortization                 28,922             24,274
  Professional fees                             45,279              8,012
  Other operating expenses                     175,406             57,959
                                           -----------        -----------
Total operating expenses                       467,343            248,997
                                           -----------        -----------
Loss from operations                      $   (431,848)      $   (247,635)

Other income (deductions):
  Rental income                                  5,400              4,900
  Interest income                                3,197                 17
  Interest expense                                (466)           (99,764)
                                          ------------        -----------
  Total other                                    8,131            (94,847)
                                          ------------        ------------
Net Loss                                  $   (423,717)      $   (342,482)
                                          ============       ============
Net Loss per common share                 $      (0.10)      $      (0.19)
                                          ------------       ------------
Weighted average shares outstanding          4,100,697          1,799,916
                                          ============       ============

See accompanying notes to financial statements.

CELL ROBOTICS INTERNATIONAL, INC.
Statements of Operations
                                                      UNAUDITED
                                                  Nine months ended
                                          Sept. 30, 1996     Sept. 30, 1995
                                          ---------------    ---------------
Sales                                     $    523,612       $    457,664
Cost of goods sold                            (351,807)          (371,406)
                                           -----------         ----------
Gross profit                                   171,805             86,258
                                           -----------        -----------
Operating expenses:
  Salaries                                     415,599            307,207
  Payroll taxes and benefits                    56,220             40,023
  Rent and utilities                            88,553             94,804
  Travel                                        51,854             66,572
  Depreciation and amortization                 79,893             76,849
  Professional fees                            184,245             64,614
  Other operating expenses                     479,667            206,450
                                           -----------        -----------
  Total operating expenses                   1,356,031            856,519
                                           -----------        -----------
Loss from operations                      $ (1,184,226)      $   (770,261)
Other income (deductions):
  Rental income                                 16,650             14,960
  Grant revenue                                 69,190                  0
  Interest income                               18,032                 26
  Interest expense                              (1,303)          (348,129)
                                           -----------       ------------
  Total other                                  102,569           (333,143)
                                           -----------       ------------
Net Loss                                  $ (1,081,657)      $ (1,103,404)
                                          ============       ============
Net Loss per common share                 $      (0.28)      $      (0.80)
                                           -----------        -----------
Weighted average shares outstanding          3,926,416          1,371,246
                                          ============       ============

See accompanying notes to financial statements.

CELL ROBOTICS INTERNATIONAL, INC.
Statements of Cash Flows
                                                      UNAUDITED
                                                  Nine months ended
                                          Sept. 30, 1996     Sept. 30, 1995
                                          --------------     --------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net loss                                  $ (1,081,657)      $ (1,103,404)
Adjustments to reconcile
  net loss to net cash
  used in operating
  activities:
  Depreciation and amortization                 88,893             76,849
Accrued interest contributed to capital              0            358,338
  Increase in restricted cash                        0           (425,000)
  Decrease (Increase) in accounts
    receivable                                 293,984             (4,849)
  Increase in inventory                       (125,074)           (12,872)
  Increase in other current assets              (1,737)          (469,587)
  Increase (Decrease) in accounts
    payable and accrued expenses               (30,146)          (154,752)
  Increase in accrued interest
    payable                                          0            (28,830)
                                          ------------       ------------
Net cash used by operating
  activities                                  (855,737)        (1,339,107)
                                          ------------       ------------
CASH FLOWS FROM
INVESTING ACTIVITIES:
Purchase of fixed assets                      (115,728)           (24,153)
Cash paid for the development or
  purchase of intangible assets                (62,701)                 0
                                           -----------        -----------
Net cash used by investing
  activities                                  (178,429)           (24,153)
                                           -----------        -----------

Continued on following page

CELL ROBOTICS INTERNATIONAL, INC.
Statements of Cash Flows (Continued from previous page)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from loans, net of
  capitalized financing fees                         0             70,010
Repayments of loans                                  0           (172,400)
Sale of common stock, net                            0          2,731,168
Payment to shareholder                               0           (250,000)
Proceeds from the exercise
  of warrants, net                           2,002,312                  0
Release of formerly restricted
  proceeds from a previous sale
  of common stock                              425,000                  0
                                           -----------        -----------
Net cash provided by financing
activities                                   2,427,312          2,378,778
                                           -----------        -----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                         1,393,146          1,015,518
Cash and cash equivalents:
  Beginning of period                          739,952            138,753
                                           -----------        -----------
  End of period                           $  2,133,098       $  1,154,271
                                          ============       ============
SUPPLEMENTAL INFORMATION:
Short term borrowings repaid
  with common stock                                  0            160,000
Notes payable and accrued
  interest contributed to capital                    0          5,508,338
Fair market value of common stock
  issued for the acquisition of
  intangible assets                             41,561                  0
Interest paid                                    1,303             12,244


See accompanying notes to financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995

(1)  Presentation of Unaudited Financial Statements

     The unaudited financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes otherwise necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. However, the information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the financial position, results of operations and cash flows on a consistent basis. The results of operation are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(2)  Purchase of Certain Intangible Assets

     On January 9, 1996, the Company entered into a Purchase Agreement ("Agreement") with Tecnal Products, Inc. ("Tecnal"). The Agreement provides for the acquisition of certain technological assets, primarily the rights under two patents and a patent application. These patents and patent application relate to an innovative laser design, and a medical device incorporating this laser design. In exchange for these technological assets, the company issued to Tecnal, and its shareholders, an aggregate of 17,500 shares of the Company's common stock, made cash payments on behalf of Tecnal in the amount of $14,800, and granted a one percent (1%) royalty on future sales of products incorporating the acquired technology, with a lifetime maximum of $20,000.

(3)  Exercise of Class A Common Stock Purchase Warrants

     By September 30, 1996, the Company had realized net proceeds of $2,002,312 from the exercise of 100% of its 1,150,000 outstanding Class A Common Stock Purchase Warrants. Each warrant entitled the holder to purchase one share of the Company's common stock at $1.75.

        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS OF CELL ROBOTICS INTERNATIONAL, INC.


     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1996 COMPARED TO DECEMBER 31,
1995

     During the nine month period ending September 30, 1996, the Company's liquidity and capital resources were significantly enhanced by the proceeds generated through the exercise of all 1,150,000 outstanding Class A Common Stock Purchase Warrants. During this same nine month period, the Company's operating loss served to somewhat diminish its liquidity and capital resources. Total assets increased from $2,000,113 at December 31, 1995 to $2,932,183 at September 30, 1996, an increase of $932,070, or 46.6%. Total liabilities decreased 9.7% from $310,167 to $280,021.

     The increase in total assets was primarily the result of a $800,973, or 45.7% increase in the Company's current assets from $1,752,703 to $2,553,676. An increase in the Company's cash and restricted cash were the primary factors driving the increase in total assets. Cash and restricted cash increased 83.1% from $1,164,952 to $2,133,098. The exercise of 100% of the Company's Class A Common Stock Purchase Warrants generated net proceeds of $2,002,312, which was the major element of this increase. Also contributing to the increase in total assets was a $125,074, or 74.0%, increase in inventory and a $87,929, or 258.9%, increase in other assets, net. The increase in other assets, net, was a result of the acquisition of certain intangible assets from Tecnal Products, Inc, and the capitalization of costs related to internally developed software. Capitalized software development costs are amortized as an element of cost of goods sold, based on units sold which incorporate the software. Slightly offsetting the increase in total assets was a decrease of $293,984, or 75.5%, in net accounts receivable.

     The net result of fixed assets acquisitions on the one hand, and depreciation on the other, led to a $43,168 increase in net property and equipment.

     During the nine month period ending September 30, 1996, the Company's total liabilities decreased $30,146 from $310,167 in 1995 to $280,021 in 1996. Decreases in accounts payable of $33,069, or 25.5%, and other current liabilities of $18,963, or 76.2%, were slightly offset by small increases in payroll related liabilities and royalties payable. The Company did not have any long term liabilities on December 31, 1995 or September 30, 1996.

     As a result of the foregoing, the Company's working capital increased from $1,442,536 at December 31, 1995 to $2,273,655 at September 30, 1996, an
increase of $831,119, or 57.6%, due largely to the exercise of the Company's Class A Common Stock Purchase Warrants.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the liquidity and capital resources of the Company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995 (UNAUDITED)

     The Company's gross revenues increased 72.1% to $129,682 during the three month period ending September 30, 1996, from $75,367 during the same period in 1995. Cost of sales increased from $74,005 in 1995 to $94,187 in 1996. As a result, the Company's gross margin increased from $1,362 to $35,495.

     Total operating expenses increased $218,346 or 87.7%, from $248,997 during the three month period ending September 30, 1995, to $467,343 during the comparable period in 1996. Salaries, professional fees and other operating expenses accounted for the majority of this increase. Salaries increased $48,997, or 49.5%, from $99,012 to $148,009, reflecting increased pay rates, and the addition of personnel. During the three months ended September 30, 1996, other operating expenses increased $117,447, or 202.6%, to $175,406 from $57,959 during the comparable period in 1995. Other operating expenses increase primarily due to expenditures related to the development of the Company's new laser based medical products. Professional fees increased from $8,012 in 1995 to $45,279 during the 1996 period. Much of the increase in professional fees was due to legal fees associated with the filing of international patents on the Company's new proprietary technology and products.

     The foregoing resulted in the Company's incurring a loss from operations of $431,848 during the three month period ending September 30, 1996, an increase of $184,213 over the $247,635 loss from operations incurred during the comparable period of 1995.

     During the three months ended September 30, other income and expenses increased from a $94,847 net deduction during the period in 1995, to an $8,131 net contribution to income during the period in 1996. Primarily driving this was interest expense, which was significantly reduced from the 1995 to the 1996 period, having gone from $99,764 in 1995 to $466 in 1996. This reduction reflects the conversion to equity of a shareholders' note payable in September, 1995, substantially reducing the Company's outstanding debt. In addition, during the second quarter of 1996, the company realized $3,197 in interest income, primarily the result of interest on funds raised during the Company's recent private offering of its securities, and, to a limited extent, interest on the Company's warrant proceeds.

     The Company's net loss for the three months ended September 30, 1996 was $423,717, an increase of $81,235 over the net loss of $342,482 incurred during the comparable period of 1995. On a per share basis, this amounts to a $(0.10) loss per share during the third quarter 1996, compared to a $(0.19) loss per share during the third quarter of 1995. As a result of the Company's private placement of its securities in September, 1995, and the exercise of all outstanding Class A Common Stock Purchase Warrants, the weighted average common shares outstanding increased from 1,799,916 for the three months ended September 30, 1995 to 4,100,697 for the three months ended September 30, 1996.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material impact on the Company's results of operations.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (UNAUDITED)

     During the nine months ending September 30, 1996, the Company generated $523,612 in gross revenues, an increase of $65,948, or 14.4% over the $457,664 in revenues generated during the same period in 1995.

     During the nine month period ending September 30, cost of sales decreased from $371,406 in 1995 to $351,807 in 1996. Additionally, gross profits increased from $86,258 to $171,805. The Company's gross margin as a percent of sales increased from 18.8% during the 1995 period, to 32.8% during the comparable period in 1996. The increase in gross profit percentage stems from the Company's ongoing re-design of it's core optical trapping, cutting, and manipulating products, and manufacturing processes, the result of which is a more efficient design.

     Total operating expenses increased $499,512, or 58.3%, from $856,519 during the nine month period ending September 30, 1995, to $1,356,031 during the comparable period in 1996. Salaries, professional fees, and other operating expenses accounted for the majority of the increase in operating expenses. During this period, salaries increased from $307,207 in 1995 to $415,599 in 1996. This 35.3% increase results from an increase in salaries and the hiring of additional employees. Professional fees increased 185.1% from $64,614 during the 1995 period to $184,245 during the 1996 period. This increase was driven by expenditures related to the testing of the Company's core optical trapping products to ensure compliance with certain federal regulations, and legal fees related to the filings of international patents on the Company's new proprietary technology and new products. Other operating expenses increased from $206,450 in the 1995 period to $479,667 during the 1996 period. This represents an increase of $273,217, or 132.3%. This increase is a result of sub-contracted research and other expenses incurred in relation to the Company's two grants under the Small Business Innovation Research Program, funded by the federal government. Expenditures by the Company related to these grants are reimbursable by the federal government, and such reimbursements are reflected in grant revenue. Also contributing to the increase were expenditures related to the re-design of the Company's core products, the testing of the re-designed products to ensure compliance with certain federal regulations, and the design and development of new products incorporating the technology acquired from Tecnal Products, Inc.

     During the nine months ended September 30, other income and expenses increased from a $333,143 net deduction during the 1995 period, to an $102,569 net contribution to income during the 1996 period. Interest expense was significantly reduced from the 1995 to the 1996 period, having gone from $348,129 in 1995 to $1,303 in 1996. This reduction reflects the conversion to equity of a shareholders' note payable in September, 1995, substantially reducing the Company's outstanding debt. During the first six months of 1996, the Company realized $69,190 in grant revenue, resulting from the reimbursement for expenditures related to work performed under its two Small Business Innovation Research grants. Additionally, during the first nine months of 1996 the Company realized $18,032 in interest income, primarily the result of interest on funds raised during the Company's recent private offering of its securities, and, to a limited extent, interest on the Company's warrant proceeds.

     The foregoing resulted in the Company's slightly narrowing its net loss for the nine months ended September 30, 1996 to $1,081,657, an improvement of $21,747 over the net loss of $1,103,404 incurred during the comparable period of 1995. On a per share basis, this amounts to a $(0.28) loss per share during the first nine months of 1996, compared to a $(0.80) loss per share during the first nine months of 1995. As a result of the Company's private placement of its securities in September, 1995, and the exercise of all outstanding Class A Common Stock Purchase Warrants, the weighted average common shares outstanding increased from 1,371,246 for the nine months ended September 30, 1995 to 3,926,416 for the comparable period in 1996.

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

                                   CELL ROBOTICS INTERNATIONAL, INC.



Dated:     November 18, 1996            By:   /s/ Ronald K. Lohrding
          -------------------                ------------------------
                                             Ronald K. Lohrding, President


Dated:     November 18, 1996            By:   /s/ Craig T. Rogers
          -------------------                ------------------------
                                             Craig T. Rogers
                                             Chief Financial Officer