Form 10KSB
period 1996-12-31
CELL ROBOTICS INTERNATIONAL INC
filed 1997-04-15
CIK 845291

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                              For the fiscal year ended    December 31, 1996
                                                        ---------------------
[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [No Fee Required]

                         For the transition period from --------- to ---------

                                   Commission file number:        0-27840
                                                            ------------------

                       CELL ROBOTICS INTERNATIONAL, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

 Colorado                                                       84-1153295
--------------------------------                      -----------------------
(State or other jurisdiction                                 I.R.S. Employer
of incorporation or organization)                        Identification number

2715 Broadbent Parkway N.E., Albuquerque, New Mexico                  87107
----------------------------------------------------                ---------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code:     (505) 343-1131
                                                  ------------------
Securities registered under Section 12(b) of the Exchange Act:

     Title of each class         Name of each exchange on which registered
     -------------------         -----------------------------------------
             None                                None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                Title of Class
                                --------------
                         Common Stock, $.004 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [  ]

The Issuer's revenues for the fiscal year ended December 31, 1996 were $594,071.

As of March 31, 1997, the aggregate market value of the Common Stock of the Registrant based upon the closing bid price of the Common Stock as quoted on the OTC Electronic Bulletin Board held by non-affiliates of the Issuer was $9,409,257. As of March 31, 1997, 5,013,414 shares of Common Stock of the Issuer were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


     The Registrant hereby incorporates herein by reference the following documents:

PART III
--------
     Item 9.   Directors and Executive Officers of the Registrant.

     Item 10.  Executive Compensation.

     Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     Item 12.  Certain Relationships and Related Transactions.

     The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed in an amendment within 120 days of December 31, 1996.

PART IV - EXHIBITS
------------------
1. Incorporated by reference from the Registrant's Current Report on Form 8-K dated February 23, 1995, as filed with the Commission on March 10, 1995.

2. Incorporated be reference from the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, which was declared effective by the Commission on February 14, 1996.

3. Incorporated by reference from the Registrant's Current Report on Form 8-K dated May 18, 1995, as filed with the Commission on May 25, 1995.

4. Incorporated be reference from the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form SB-2, filed with the Commission on July 15, 1996.

ITEM 1.  BUSINESS
-----------------

HISTORY
-------
     Cell Robotics was organized in 1988 under the laws of the State of New Mexico to develop and commercialize the discoveries embodied in the AT&T patent described below, as well as related technologies. In 1989, it obtained an exclusive license from the Los Alamos National Laboratory ("LANL") covering 3 patented technologies. In 1991, it obtained a non-exclusive license covering the AT&T patent and, using funding provided by Mitsui Engineering & Shipbuilding Co., Ltd. ("Mitsui"), began developing instruments using those technologies. In 1994, the license with AT&T was converted from non-exclusive to exclusive. In February 1995, Cell Robotics undertook a reorganization with Intelligent Financial Corporation, a Colorado corporation (the "Reorganization" and "IFC," respectively), pursuant to which IFC acquired 100% of the issued and outstanding shares of Common Stock of Cell Robotics in a transaction accounted for as a reverse merger and subsequently changed its name to "Cell Robotics International, Inc."

     In 1995, the Company completed a $2.875 million private placement of its securities through Paulson Investment Company, Inc., the Representative in this Offering which served as Placement Agent. In connection with that offering, the Company issued to the Representative a Placement Agent's Warrant, which is exercisable for a period of five (5) years to purchase 11.5 Units at a price of $25,000 per Unit, each Unit consisting of 20,000 shares of Common Stock and 10,000 Class A Warrants. The Company utilized the capital raised in the private offering and in the subsequent exercise of Class A Warrants sold in the private offering to complete the acquisition of its new core technology related to medical laser devices and the development of its initial three products utilizing that technology.

OVERVIEW
--------
     Cell Robotics is currently developing a series of advanced laser research instruments and medical laser devices utilizing two basic physics patents with worldwide coverage in all material potential markets that form the basis of its two core technologies. The Company has recently refocused its strategic plan to concentrate on the development of its laser medical devices while concurrently continuing to market its modularized scientific workstations to the microbiological research community.

     LASER MEDICAL DEVICES
     ---------------------
     In 1996, the Company acquired exclusive worldwide patent rights for a multi-faceted crystal resonator ("MCR") that permits the design and manufacture of compact, robust, solid-state or crystal lasers at highly competitive prices. Using that core technology, the Company devoted a substantial amount of its effort during 1996 to develop new laser medical devices.

     The first newly developed product is a laser finger perforator, the Lasette(-TM-), which permits the nearly painless sampling of capillary blood for diabetic patients to test their blood sugar and for other blood measurements. The Company has been granted an investigational device exemption ("IDE") by the U.S. Food and Drug Administration ("FDA") for the Cell Robotics Lasette(-TM-) and clinical trials are being completed. In December, 1996, the Company submitted to the FDA its 510(k) application to begin marketing the Lasette(-TM-) for professional and hospital use.

     The second newly developed laser medical device allows the production of a low-cost skin resurfacing laser that can be used for the rapidly growing wrinkle removal market. The skin resurfacing laser technology has additional applications in scar revision, burn debridement, hair removal and other dermatological applications.

     The In Vitro Fertilization Workstation(-TM-), a direct spin-off of the Company's laser research instruments, has the potential of bringing improved success and precision to the in vitro fertilization ("IVF") process. The In Vitro Fertilization Workstation(-TM-) permits the mechanical injection of sperm into the egg for couples that have sperm or male fertility problems and permits computer-controlled laser-assisted-hatching in women whose egg's zona or shell is too tough for the embryo to hatch out of once the embryo is inserted into the mother.

     The Company plans to concentrate its efforts in 1997 on the launch and marketing of its three laser medical devices which are currently under development.

     LASER RESEARCH INSTRUMENTS
     --------------------------
     In 1996, the Company introduced the computer-controlled Cell Robotics workstations for optical trapping, micromanipulation and microdissection. The workstations' modularized design allows a customer to select among the Company's proprietary instruments to customize a workstation for their particular use. Sales of the scientific workstations were disappointing during 1996; and while the Company believes that future sales will improve and hopes that the scientific instruments division can reach break-even operations in the future, the Company does not expect those products to contribute materially to its goal of achieving future profitability. As a result, while the Company is committed to continuing to serve the scientific community to which it was initially dedicated, the principal focus of the Company's efforts and resources in the future will be upon the development and commercialization of its medical instruments.

CORE TECHNOLOGIES
-----------------
     MEDICAL LASER DEVICE TECHNOLOGY
     -------------------------------
     On January 10, 1996, Cell Robotics acquired the intellectual property of Tecnal Products, Inc., a subsidiary of Lovelace Scientific Resources, Inc. This included acquiring a U.S. patent, a world patent office application (which has since been allowed by the world patent office) and a strategic agreement with the New Technology Engineering Center in Russia. The U.S. patent and world patent office patent cover the multifaceted crystal resonator
(MCR) technology. MCR allows for the manufacture of low-cost, rugged, high-powered solid-state lasers, without many of the delicate optical components typically required in conventional solid-state lasers. The license agreement with New Technology Engineering Center (NTEC) of Russia grants the Company the right to jointly develop, refine and distribute newly developed laser technologies developed by NTEC of Russia.

     The patented laser technology consists of a low cost, solid-state laser that is an improvement on conventional solid-state lasers and may allow Cell Robotics to offer functionally equivalent medical lasers considerably below the current market price for similar lasers. The advanced MCR laser design of these laser products can be used in multiple applications including a laser perforator (used for taking nearly painless capillary blood samples from diabetics), skin resurfacing (facial wrinkle removal), pigmented lesions (leg veins, spider veins), laser dentistry, and other medical and industrial procedures.

     OPTICAL TRAPPING TECHNOLOGY
     ---------------------------
     The patent-protected technology of Cell Robotics' current research product, LaserTweezers(-Registered Mark-), was initially developed by research scientists at AT&T who discovered that by using a highly focused laser beam, one could hold, or trap, and manipulate biological material. The patent was issued to AT&T in 1989, and was licensed to Cell Robotics on an exclusive basis in 1994. It covers all optical trapping using light having a wavelength greater than 800 nanometers. The patent provides the Company with a competitive advantage because light at wavelengths of less than 800 nanometers has been shown not to be benign to biological material. The technology is patented in the U.S., Canada, Japan, Australia, Hong Kong and the European Community.

     Microdissection with LaserScissors(-TM-) can be accomplished through the use of lasers with shorter wavelengths of light. This process is not protected by any patent, although combining the LaserScissors(-TM-) with the LaserTweezers(-Registered Mark-) provides a powerful tool for biomedical and biotechnology research. These two technologies are combined with other Cell Robotics products under computer control in the Cell Robotics Workstation(- TM-).

PRODUCTS
--------
     MEDICAL LASER DEVICES
     ---------------------
          Lasette(-TM-) -
          -------------
          The Lasette(-TM-) is used to produce a small hole in a patient's fingertip, allowing the collection of a few drops of capillary blood for analysis. The Lasette(-TM-) is designed to take nearly painless capillary blood samples from the finger and is believed to be a cleaner process than the pinprick method now in use. The Company hopes the Lasette(-TM-) can replace the use of stainless steel lancets which contribute to large quantities of sharp, blood-infected medical waste and pose a cross contamination risk to both the clinician as well as the patient.

          Capillary blood collection from fingertips is a procedure that is performed about a billion times each year in homes and hospitals. Many diabetic patients are required to perform this procedure up to 10 times daily in order to measure and manage blood sugar levels. Use of the Lasette(-TM-) promises to decrease sharp medical waste, and to improve patient comfort by reducing the pain and residual soreness associated with stainless steel lancets.

          On August 8, 1996 the U.S. Food and Drug Administration (FDA) granted a conditional Investigational Device Exemption (IDE) to the Cell Robotics Lasette(-TM-), with final approval granted in October 1996. This allowed the Company to conduct clinical testing of the new miniature Lasette(- TM-) laser device to support the evaluation of safety and efficacy prior to market release. The initial clinical trial compared the effectiveness of the laser device to that of conventional stainless steel blood lancets for 100 diabetic patients. The clinical trial is essentially complete, and the 510(k) application for professional and hospital use was submitted to the FDA on December 23, 1996.

          Skin Resurfacing Laser -
          ----------------------
          It is widely believed that skin resurfacing is the fastest growing sector of the rapidly growing medical laser market. The Company's first generation prototype for an erbium:YAG (Er:YAG) skin resurfacing laser for wrinkle removal and other dermatological applications has been completed.

          Technology currently on the market using the CO2 laser for wrinkle removal may cause some burning of the skin and a considerable healing time can be associated with the treatment. Cell Robotics will offer a new generation of skin resurfacing lasers that use a wavelength which has been recognized by the scientific community as minimizing damage to the skin.

          The Cell Robotics skin resurfacing laser will be an Er:YAG laser, which the Company believes is a better wavelength for the procedure. The target selling price for this laser is below $40,000, which is considerably below the selling price of most of the currently available CO2 lasers.

          Additional dermatology lasers for hair removal and tattoo removal may be added later to expand the product line.

          The laser skin resurfacing product 510(k) was submitted to the FDA on February 5, 1997. A response from the FDA is expected in May, 1997. Current planning places this product on the market by late 1997.

          In Vitro Fertilization Workstation(-TM-) -
          ----------------------------------------
          The In Vitro Fertilization Workstation(-TM-) will offer laser-assisted sperm injection and will introduce laser-assisted hatching as an option to improve pregnancy rates in IVF procedures. IVF is a rapidly growing area of human infertility treatment, however success rates with current procedures are quite varied among IVF clinics. In a research setting, CRI's technology has been successfully applied to animal models, and a similar laser-assisted hatching device developed by a member of the Company's board of technical advisors has produced over 50 healthy babies in Austria. There are currently over 1,200 IVF clinics worldwide, with approximately 100,000 IVF cycles performed annually. The In-Vitro Fertilization Workstation(-TM-) was unveiled at the American Society for Reproductive Medicine on November 2-6, 1996 and was very well received by the physicians and other professionals in attendance. If all regulatory approvals are obtained, this product is expected to be on the U.S. market in approximately one year, but may be introduced earlier in selected international markets.

          A draft of the Investigational Device Exemption (IDE) application for clinical trials of the In Vitro Fertilization Workstation(-TM-) was submitted to the FDA for initial review, and comments from the FDA were received in mid-September 1996. Based on these comments, Cell Robotics submitted a second draft of the IDE protocol to the FDA in December 1996. The IDE was approved by the FDA in March, 1997. Plans are currently underway to begin clinical trials in five (5) clinics.

     RESEARCH PRODUCTS
     -----------------
     In 1996, the Company introduced the computer-controlled Cell Robotics workstations for optical trapping, micromanipulation and microdissection. These workstations are based on the Company's core LaserTweezers(-Registered Mark-), LaserScissors(-TM-), CellSelector(-TM-) and SmartStage(-TM-) technologies. The functionality of these workstations has been improved through the addition of computer control, providing more powerful and user-friendly features such as interactive software with mouse or keyboard control, unique motorized stage and motorized focus drive providing motion in three directions.

          Microscope Workstation -
          ----------------------
          The Microscope Workstation serves as the platform for the on-screen computer control of Cell Robotics' LaserTweezers(-Registered Mark-), LaserScissors(-TM-), and CellSelector(-TM-) and SmartStage(-TM-) modules. It includes an electronic controller, motorized stage, computer, motorized focus drive, instrument control software, and video camera. It features precise, easy-to-customize computer control, and allows performance and observation of experiments entirely on the computer screen. Video capture capabilities allow push button image and video clip capture. The Workstation software can be integrated with other commonly used laboratory software packages. The Microscope Workstation sells for a retail price of $25,000.

          Cell Robotics Workstation(-TM-) -
          -------------------------------
          The Cell Robotics Workstation(-TM-) integrates the Company's research instruments into a complete computer-controlled optical trapping and ablation workstation. The Workstation provides and improves upon functions that are routinely used in research microscopy and micromanipulation. With the Microscope Workstation, instruments are controlled via an easy-to-use software program. Performance and observation of experiments are entirely on screen. Video and image capture capabilities allow the storage of images while experiments are in progress for use in papers, reports, and presentations. The Cell Robotics Workstation(-TM-) includes the LaserTweezers(-Registered Mark-), LaserScissors(-TM-), and CellSelector(-TM-) modules, an electronic controller, a motorized stage, computer, motorized focus drive, instrument control software, and video camera. The Cell Robotics Workstation(-TM-) sells for a retail price of $80,940.

          LaserTweezers(-Registered Mark-) Workstation -
          --------------------------------------------
          The LaserTweezers(-Registered Mark-) Workstation includes the Microscope Workstation which provides computer control of the LaserTweezers(- Registered Mark-) optical trapping module and CellSelector(-TM-). It converts an inverted research microscope into an optical trapping instrument, allowing unprecedented control in the manipulation of living cells, chromosomes, microbeads, and liposomes. The LaserTweezers(-Registered Mark-) Workstation sells for a retail price of $52,250, depending on options and features.

          LaserScissors(-TM-) Workstation -
          -------------------------------
          The LaserScissors(-TM-) Workstation also includes the Microscope Workstation which provides computer control of the LaserScissors(-TM-) 390/20 module. This laser-based microdissection system functions as a microscalpel for the dissection of cells, chromosomes, and neurons. The LaserScissors(-TM- ) Workstation sells for a retail price of $52,440, depending on options and features.

APPLICATIONS OF CORE TECHNOLOGY
-------------------------------
     The Company's multifaceted crystal resonator ("MCR") technology allows for the production of a low-cost high-powered solid-state laser, and has a broad range of applications, including skin ablation and resurfacing. Currently, the Company is incorporating the MCR in its Lasette(-TM-) and skin resurfacing laser products.

     Cell Robotics' revolutionary microrobotic technology allows scientists to manipulate objects in microspace, upgrading the microscope from simply an instrument for observation to an interactive micro-laboratory. The technology enables researchers to use Cell Robotics' products for cell separation, cell-cell interaction, microdissection, and intercellular manipulation of living cells. The Company has either demonstrated itself or is aware of others using its products in cancer research and immunology, neurobiology, assisted reproductive techniques and genome research.

MARKETS
-------
     MEDICAL DEVICES
     ---------------
     The Company has adopted a strategy to initially address three separate markets for its advanced laser medical instruments.

     The Lasette(-TM-) is a product that addresses the collection of capillary blood from fingertips, which according to industry data is a procedure that is performed over one billion times a year in homes and hospitals. Diabetics throughout the world must use lancets daily at home or in the hospital to monitor blood sugar levels. The recurring needle sticks become extremely painful when performed on a daily basis, causing approximately 70% of diabetics not to take daily blood samples. The Company believes that its Lasette(-TM-) will reduce the pain involved in this procedure and reduce the risk of inadvertent infection in both the clinician and the patient.

     The second market the Company plans to enter with its patented MCR solid-state Er:YAG laser is the skin resurfacing market. The skin resurfacing market was estimated to be approximately $1.5 billion by Laser Focus World in August 1995. Skin resurfacing is the fastest growing field in dermatology, with approximately 25,000 dermatologists, plastic surgeons and general physicians that can perform skin resurfacing procedures in the U.S.

     The In Vitro Fertilization Workstation(-TM-) will offer both sperm injection as well as the innovative feature of laser-assisted hatching as an option to improve pregnancy rates in in vitro fertilization procedures. IVF is a rapidly-growing area of human fertility treatment; however, success rates of current procedures are quite varied among IVF clinics. It is estimated that approximately 100,000 IVF cycles are performed annually worldwide.

     Assuming the Company is able to maintain its arrangement for the manufacture of low-cost MCR crystals through its Russian supplier, the Company believes that it has the ability to develop high-performance, low-cost laser-based products to respond to existing and future market demands for clinical instruments that offer technologically advanced and low-cost solutions to ongoing medical needs.

     RESEARCH INSTRUMENTS
     --------------------
     The initial market for Cell Robotics' research workstations is the national and international biology research community. In the United States, the research market consists of approximately 108,000 research biologists working in 2,400 institutions. The Company specifically targets inverted microscopes, for which there are 10,000 existing users and approximately 1,000 new purchases made annually in the U.S. and Canada. Worldwide, the installed base of inverted microscopes is approximately 33,000, with 3,000 additional new sales annually. Another potential market, and a form of competition to the Company's products, is the mechanical micromanipulator market. A micromanipulator consists of a very thin needle, or micropipette, that performs many of the same functions as the Company's LaserTweezers(-Registered Mark-), CellSelector(-TM-) and SmartStage(-TM-), but is operated manually and often compromises the sterility of the specimen. Annual sales of micromanipulators total approximately 800 in the U.S. and 2,000 worldwide.

     Principal markets for the Company are researchers using inverted microscopes in universities, research laboratories, biotechnology and pharmaceutical companies, and commercial laboratories currently conducting biological research. The Company's marketing strategy is to identify key scientists who are engaged in specific research applications for which the Company's instruments are particularly well suited. By introducing leading scientists in different branches of science to the Company's technology, market penetration can be accelerated.

MARKETING AND SALES STRATEGY
----------------------------
     MEDICAL INSTRUMENTS
     -------------------
     The Company has only limited experience in the marketing of advanced laser medical instruments. However, with the assistance of its newly-retained Vice-President of Marketing and Sales, the Company intends to launch an aggressive domestic and international marketing program for its Lasette(-TM-), Skin Resurfacer and In Vitro Fertilization Workstation(-TM-) through a combination of direct sales and strategic alliances with larger organizations, including dealers and representatives, who can market such products through their already-developed distribution network.

     The Company has entered into a License and Development Agreement with GEM Edwards, Inc. ("GEM Edwards"), one of the largest distributors of products to the diabetic home market, to develop, manufacture and distribute the Lasette(- TM-) in the United States. As part of that arrangement, GEM Edwards will pay the Company a royalty on sales with minimum annual performance requirements. Internationally, the Company intends to explore distribution relationships with some of the prominent medical distribution companies that would be best positioned to penetrate the existing markets for the Company's advanced products. While the Company expects to be able to establish one or more of these strategic alliances, in the absence of such an arrangement, the Company will have to rely upon sales through existing networks of dealers and manufacturer's representatives.

     In the course of developing its medical instruments, the Company will make decisions regarding potential development and distribution alliances depending upon several factors, including the expense of obtaining regulatory approval, the size of the target market for the product, and the potential difficulties in marketing the product. Nevertheless, it is likely that all international distribution of its products will be through licensing arrangements and various forms of strategic alliances, as the complexities of various regulatory and marketing procedures in foreign countries make it inadvisable for the Company to undertake those efforts without assistance. If the Company enters into strategic alliances or licensing arrangements with respect to any of its products, it may retain the rights to co-market certain of these products in certain defined geographical areas.

     RESEARCH INSTRUMENTS
     --------------------
     While the Company intends to focus its marketing efforts on the distribution and sale of its medical devices, it will continue to promote and market its scientific instruments through dealers, representatives and distribution arrangements.

     Prior to 1996, the Company offered and sold its LaserTweezers(-Registered Mark-), LaserScissors(-TM-) and other scientific instruments as stand-alone products which could be bundled on a single workstation but were not designed to be modularized, as are the current workstations. To current users of the Company's prior product, the Company offers a trade-in arrangement whereby the user can upgrade to the Company's current modularized workstations and receive credit for a portion of the initial investment. The Company's existing user base of scientific instruments, consisting of approximately fifty (50) customers, is a prime target for the Company's future marketing efforts with respect to its improved modularized workstation product line.

     The Company previously had an exclusive distribution arrangement with Carl Zeiss, Inc., one of the largest worldwide manufacturers of microscopes and lenses. However, due to disappointing performance by Zeiss under the Agreement, the Company chose not to renew the exclusive arrangement upon its expiration on December 31, 1996, electing, instead, to convert the agreement from an exclusive distribution arrangement to a non-exclusive arrangement. The Company has decided that direct marketing of its scientific instrument products will provide a more effective and lucrative strategy for this industry segment. However, the Company will continue to use a variety of distribution sources on a non-exclusive basis.

     The Company also has a distribution agreement with Mitsui Engineering and Shipbuilding Company, Ltd., an early investor in the Company's technology, granting Mitsui exclusive distribution rights for the Company's products in Japan for a term of ten years.

     During 1996, Cell Robotics also expanded its international distribution channels, and now has distributors in United Kingdom, Germany, Sweden, Singapore/Malaysia, Hong Kong, Netherlands, Korea, India, Taiwan, and Israel.

     Advertising and promotional efforts are both direct and indirect. Specifically, the Company advertises in trade journals and attends both national and international trade shows where its scientists frequently present papers and lectures on the Company's technological advances and proprietary instruments. Trade shows, in particular, give the Company the kind of face-to-face exposure to end users that the Company believes will be its best means to increase sales.

     The Company's ongoing scientific research forms the subject matter of papers which are published in scientific journals and magazines. The publication and circulation of these papers has the effect of exposing the scientific community to the Company's technology and proprietary instruments.

     The Company has generated only limited sales to date and, while it has engaged in initial marketing efforts, there can be no assurance that its analysis of the potential markets for its products will be confirmed by actual experience.

MANUFACTURING
-------------
     Cell Robotics currently leases an office, development and manufacturing facility in a 12,000 square-foot building in Albuquerque, New Mexico. The Company believes that its facility will suit its needs over the next two years and is large enough for its current production levels. The facility contains production and testing equipment, a small inventory of its core products, presentation space and executive offices. Cell Robotics uses the final assembly and testing (FAT) approach to manufacturing. Cell Robotics' FAT approach attempts to minimize the capital outlay by outsourcing parts to machine shops and to circuit board companies, but completing all final assembling and testing at the Company's facility to ensure the quality of the final products. The Company plans to continue to use the FAT approach with the current products.

     On August 12, 1996, Cell Robotics announced a strategic alliance with Big Sky Laser Technologies, a major OEM manufacturer and developer of medical laser products. This alliance gives the Company an FDA compliant manufacturing facility and medical laser product development capability for the Company's new medical laser products. However, both companies will retain the ability to independently develop new products and provide for the manufacturing of those products. In addition, Cell Robotics will aggressively pursue meeting the FDA Medical Device Quality System requirements, European permission to market, and ISO 9000 certification. The alliance with Big Sky Laser provides the ability to have them provide the manufacturing in the rapid ramp-up in the production of the Lasette(-TM-) which must be done under FDA "Medical Device Quality System" procedures. Cell Robotics will be implementing the FDA Medical Device Quality System at its facility over the next few months. The Company will also be pursuing European permission to market and ISO 9000 certification.

COMPETITION
-----------
     The industry in which the Company competes with its medical instruments is characterized by rapidly-evolving technology and intense competition. Many companies of all sizes, including both large organizations as well as several specialized biotechnology companies are engaged in activities similar to that of the Company. The Company's larger competitors include Coherent, Sharplan and Laserscope. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees, milestone payments and royalties in exchange for license rights to technologies that they have developed, some of which will be directly competitive with that of the Company. Most of the Company's competitors have substantially greater financial, research and development, human and other resources than the Company.

     Insofar as they integrate the Company's patented MCR laser, the Lasette(- TM-) and the Skin Resurfacing Laser possess a competitive advantage due to the compact, low-cost laser design that allows improved price/performance characteristics. However, the Company's cost advantage is dependent upon its ability to maintain its relationship with its Russian manufacturer, the continuation of which cannot be assured. Alternative sources of supply for the crystals, while available, would require the Company to substantially increase the cost of its product and thereby lose a significant competitive feature.

     For example, currently the market for Skin Resurfacing CO2 Lasers has a number of established companies, such as Coherent, Spectrum Medical, Tissue Technologies, and Sharplan, producing lasers for dermatological purposes. Carbon dioxide laser systems currently dominate the skin resurfacing market, with prices ranging from over $120,000 for top-end systems to around $50,000 for low-end systems and weigh from 250-260 pounds. Cell Robotics believes that its patented MCR Er:YAG laser could sell for around $35,000-$40,000, weighing from 60-80 pounds. A portable, light-weight design should be a major selling feature for this instrument, as many physicians desire the ability to move a system between offices or clinics.

     Cell Robotics' solid-state laser system will consist of a portable, Er:YAG laser with a variable power supply, cooling system and disposable delivery tip. The most striking feature of the system will be the location of the laser in the handpiece, which will eliminate the need for the expensive delivery systems, such as optical fibers or articulated arms, that make the competing systems so heavy and expensive. In addition, the erbium wavelength of the laser may enhance healing and reduce thermal damage to the skin.

     The Company believes that its success is highly dependent upon its gaining broad market recognition with its existing products, developing new applications for its core technology and expanding that technological base with new developments and discoveries to enhance existing products and develop new products to respond to changing customer requirements and emerging industry standards. There can be no assurance that the Company can achieve these goals.

     The Company believes that the principal factor effecting its competitive position is the suitability of its instruments for a particular application. Because of the highly specialized nature of its markets, such traditional competitive factors as price, performance, delivery, upgradability and support are less significant. The Company believes that it currently has the potential of enjoying a favorable position in the existing and potential emerging markets for its products primarily as a result of its proprietary technology. However, the Company faces potential competition from a number of established domestic and international companies, all of which have vastly greater engineering, manufacturing, marketing and financial capabilities than the Company. The ability of the Company to compete successfully in existing and future markets will depend on elements both within and outside its control, including, but not limited to, its success in market penetration, protection of its products by effective utilization of intellectual property laws, including full exercise of its patent rights, improvements in product quality and reliability, ease of use and price, diversity of product line, efficiency of production, the rate at which customers incorporate the Company's instruments into their products, product introductions by the Company's competitors and general domestic and international economic conditions.

INTELLECTUAL PROPERTY
---------------------
     PATENTS AND LICENSES
     --------------------

     The Company licenses one (1) patent from AT&T currently issued in the U.S., European Community, Japan, Canada, Australia and Hong Kong, three (3) U.S. patents from the Regents of the University of California, Los Alamos National Laboratory ("LANL"), holds two (2) additional patents, and has two
(2) patent applications pending.

          Tecnal Patents -
          --------------
          On January 10, 1996, the Company acquired from Tecnal Products, Inc., a subsidiary of Lovelace Scientific Resources, Inc., one U.S. patent, one U.S. and one foreign patent applications and a strategic license. These acquisitions comprised a package of technological assets covering two laser products: a low-cost, high-power solid-state laser that eliminates many of the delicate optical requirements of conventional solid-state lasers, and a laser perforator (Lasette(-TM-)) that will permit a nearly painless method of obtaining capillary blood samples for monitoring the blood sugar levels of diabetic patients. The U.S. application acquired from Tecnal has resulted in the issue of a U.S. patent covering certain aspects of a laser skin perforator using special crystal designs to achieve improved performance. A continuance of this application seeking to expend the coverage is currently pending before the U.S. Patent and Trademark Office.

     The international application acquired from Tecnal has resulted in an issued world patent covering CRI's advanced solid-state laser technology. Subsequent applications based on this patent are pending in the European Community, Canada, China, Australia and Japan.

     The license agreement which was acquired is with New Technology Enterprise Center (NTEC) of Russia which was originally responsible for the development of the technologies acquired from Tecnal Products, Inc.

          The advanced laser design can be used in a large variety of laser applications, including skin resurfacing (facial wrinkle removal), laser dentistry, eye surgery and other medical and industrial procedures. The Company intends to augment its recently-announced Cell Robotics Workstation(- TM-) and its LaserTweezers(-Registered Mark-) and LaserScissors(-TM-) with new products based upon this advanced design.

          The Company acquired the technological assets in consideration of cash payments in the amount of $15,000, the issuance of an aggregate of 17,500 shares of Common Stock and the grant of 1% royalty on future sales based upon the technology, with a lifetime maximum of $20,000.

          AT&T License -
          ------------
          The Company has entered into a license agreement with AT&T pursuant to which the Company has been granted a worldwide exclusive license to manufacture, use and sell products and processes covered by the claims of one
(1) U.S. patent held by AT&T related to "Optical Traps." The patent expires in 2007. The inventions covered by the AT&T patent and license apply to the Company's LaserTweezers(-Registered Mark-) and include not only a patent issued in the United States but also in Canada, Japan, Australia, Hong Kong and the European Community. Under the terms of the license, the Company is required to pay a royalty equal to five percent (5%) of the value of each product sold utilizing the patents, subject to minimum annual royalties of $50,000 per year at December 31, 1996 and increasing by an additional $50,000 per year to as high as $500,000 per year, regardless of actual sales. As of the date of this Annual Report on Form 10-KSB, the Company is current in its minimum royalty payment obligations under the AT&T license. However, the Company recognizes that the minimum royalty will escalate to a substantial annual capital commitment, and there can be no assurance that its future financial condition or results of operations will be able to support that commitment.

          LANL License -
          ------------
          The Company has executed a license with LANL pursuant to which it has been granted the exclusive worldwide rights to manufacture, use and sell products and processes covered by the claims of two (2) U.S. patents held by LANL expiring between 2007 and 2014, relating to various aspects of laser technology, including laser transport and spectral imaging. Under the terms of the recently renegotiated LANL license, the Company is obligated to pay an annual license maintenance fee of $5,000. In addition to the license maintenance fee, the Company will pay a royalty of 4% on sales derived from one patent and a royalty of 2% from sales derived from another patent. Royalties on sales are credited against the annual license maintenance fee. The Company no longer believes that the technology covered by these patents is needed for future product development and intends to terminate the license.

          CRI's Patents -
          -------------
          The Company has also been issued two (2) patents and has two (2) patent applications pending. The patents have been issued for the United States only, one covering three dimensional mechanical staging and the other a specialized chamber for the LaserTweezers(-Registered Mark-).

          Because of rapid technological developments in the industries in which the Company competes and the broad and rapidly developing patent coverage, the patent position of the Company is subject to certain uncertainties and may involve complex legal and factual issues. Consequently, although the Company holds certain patents, is licensed under other patents and is currently prosecuting additional patent applications, there can be no assurance that patents will issue from any pending or future applications or that claims allowed by any existing or future patents issued or licensed to the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide adequate protection to the Company. Moreover, the Company may be required to participate in interference proceedings to determine the priority of inventions, which could result in substantial costs to the Company.

          Other Intellectual Property -
          ---------------------------
          In addition to its patent rights, the Company relies upon certain proprietary know-how in its manufacturing process and has entered into employee and third party nondisclosure agreements to protect its proprietary technology.

          Although the Company has not received any claims that its products infringe on the proprietary rights of third parties and believes that there exists no basis for such a claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in protracted or costly litigation.

RESEARCH AND DEVELOPMENT
------------------------
     The Company's success will depend in large part upon its ability to enhance existing products and to continue developing new products incorporating the latest improvements in laser technology. Accordingly, the Company is committed to investing significant resources in research and development activities.

     During the year ended December 31, 1996, the Company spent $600,000 on internal research and development programs. As of December 31, 1996, three
(3) of the Company's scientists and engineers were engaged primarily in research and development activities. The majority of funds expended by the Company for its internal research and development activities was derived from sales of capital stock and short-term borrowings from its principal shareholder, Mitsui and the sale of securities in 1996. The Company does not have any research arrangements with outside R&D firms and does not anticipate entering into development arrangements with third parties in the foreseeable future. The Company has, however, been awarded three (3) Small Business Innovation Research ("SBIR") grants from various agencies of the U.S. Government.

     While the Company is actively engaged in long-term research projects and the development of potential future applications for its core technology, these projects are in the very preliminary stage and there can be no assurance that any of these programs will be continued or completed. Even if these programs are successful, the Company does not expect to introduce any resulting products for at least six (6) months, and there can be no assurance that any such products will be commercially successful.

GOVERNMENT REGULATION--PRODUCT APPROVAL PROCESS
-----------------------------------------------
     The Company is subject to a variety of government regulations pertaining to various aspects of its manufacturing processes. For research applications, the Company's current products are not subject to regulation by the United States Food and Drug Administration. However, the Company's medical device products do require extensive regulatory approval.

     In the United States, the Company's medical instruments are subject to rigorous regulation under federal and state statutes and regulations governing the testing, manufacture, safety and efficacy, labeling, recordkeeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework takes many months and involves the expenditure of substantial resources. In addition to obtaining FDA clearance of each product, each manufacturing establishment must be registered with, and cleared for marketing by the FDA.

     Each clinical product must engage in a lengthy regulatory review and clearance process. During the pre-clinical testing stage, laboratory and animal studies are conducted to show efficacy and safety. Thereafter, the Company must apply for and obtain an investigational device exemption to conduct clinical testing to support the evaluation of safety and efficacy prior to market release. Clinical testing is undertaken under the supervision of the FDA which prescribes the nature and scope of such testing, as well as its duration. Once clinical testing is complete, if the results warrant, the Company must apply for clearance to market and sell the products for a clearly-defined use or application. Review of this final application and for each additional application for the Company's product takes between four and eight months.

     For marketing outside of the United States, the Company or its prospective licensees will be subject to foreign regulatory requirements governing marketing approval for the products. The requirements governing product licensing, pricing, and reimbursement vary from country to country, with all European countries falling under the same guidelines. The Company's efforts to comply with the ISO 9000 standards will greatly enhance its efforts to enter the world market. The Company does not currently have any facilities or employees outside of the United States, and intends to rely on its strategic alliances in foreign markets to satisfy the regulatory requirements imposed by other jurisdictions.

EMPLOYEES
---------
     At March 31, 1997, the Company had fourteen (14) full-time employees and three (3) part-time employees. Of the full-time employees, 4 were principally engaged in research and development, 3 in manufacturing, 3 in marketing and sales and the balance in administration and finance. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company has experienced no work stoppages and believes that its employee relations are good. The Company believes that its success will depend, in part, on its continuing ability to attract and retain qualified technical, marketing and management personnel.


ITEM 2.   DESCRIPTION OF PROPERTY
---------------------------------
     The Company leases its offices and manufacturing facility in Albuquerque, New Mexico. The facility consists of 12,132 square feet which contains the corporate offices and houses production, testing and inventory. The lease requires monthly payments of approximately $7,900 and expires November 30, 1997. The Company subleases 3,000 square feet of the facility at the rate of $1,950 per month, which sublease expires upon sixty (60) days' notice. The Company currently intends to continue its occupancy of its existing facility and believes that this facility is adequate for its present and near-term requirements. The equipment, fixtures and other assets of the Company located within the facility are adequately insured against loss.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------
     The Company is not engaged in any pending or threatened material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
     The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ending December 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
---------------------------------------------------------------------------
          The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Electronic Bulletin Board on a limited and sporadic basis under the symbol "CRII." The reported high and low bid and asked prices for the Common Stock are shown below for the period through March 31, 1997.

                                       Bid                     Ask
                                ----------------         ---------------
                                 Low       High           Low      High
                                -----     ------         -----    ------
1995
----
First Quarter                 $ 2.75     $ 3.625        $ 3.25   $ 4.00
Second Quarter                  2.25       3.000          3.00     3.75
Third Quarter                   1.00       3.125          2.25     3.50
Fourth Quarter                  1.75       2.875          2.00     3.25

1996
----
First Quarter                 $ 1.375    $ 2.750        $ 1.625  $ 3.250
Second Quarter                  1.875      3.875          2.125    4.125
Third Quarter                   1.375      3.000          1.625    3.125
Fourth Quarter                  1.375      2.875          1.563    1.938

1997
----
First Quarter                  $1.750     $2.688         $2.000   $2.000

------------------------------------

     The bid and ask prices of the Company's Common Stock on March 31, 1997 were $2.4375 and $2.5625, respectively, as quoted on the OTC Electronic Bulletin Board. The prices presented are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer. The prices do not reflect prices in actual transactions.

     As of March 31, 1997, there were approximately 195 holders of record of the Company's Common Stock.

DIVIDENDS
---------
     The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. It is anticipated that any earnings generated from operations of the Company will be used to finance its ongoing operations. No restrictions exist upon the Company's ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
-------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Prospectus.

     On February 23, 1995, the Company consummated the acquisition of Cell Robotics in a tax-free reorganization (the "Reorganization") accounted for as a reverse merger. As part of the Reorganization, the Company's historical operations were discontinued and for accounting purposes the historical operations of Cell Robotics became those of the Company. The following discussion related to the financial condition and results of operations of Cell Robotics without regard to the discontinued operations of the predecessor business of the Company.

LIQUIDITY AND CAPITAL RESOURCES - DECEMBER 31, 1996 COMPARED TO DECEMBER 31,
1995
----------------------------------------------------------------------------
     The Company experienced an improvement in capital resources and liquidity, primarily the result of additional infusions of equity capital. However, the Company's ongoing operating losses continue to erode the Company's capital resources. This erosion is likely to continue until the Company is able to establish and sustain profitable operations.

     The Company's total assets increased $570,839 (28.5%) from $2,000,113 at December 31, 1995, to $2,570,952 at December 31, 1996. Current assets accounted for $469,107 (82.2%) of this increase. The remainder is accounted for by increases in property, equipment, and other assets, net.

     The increase in the Company's current assets of $469,107, or 26.8%, resulted primarily from a $559,719 (48%) increase in cash and cash equivalents and a $239,097 (141.4%) increase in inventory. The exercise of 100% of the Company's Class A Common Stock Purchase Warrants generated net proceeds of $2,002,312, which was the major factor behind the increase in cash and cash equivalents. The increase in inventory was due to lower than expected sales during the three month period ended December 31, 1996. Somewhat offsetting the increases in cash and inventory were decreases in accounts receivable of $319,763 (82.1%) and other current assets of $9,946 (34.2%). The decrease in the balance of accounts receivable was also due to lower than expected sales during the three month period ended December 31, 1996.

     Property and equipment, net, increased $43,188 (20.2%), the result of new purchases of $144,163, less the effects of depreciation. Other assets, net, increased $58,544 (172.4%). This increase was the net result of three factors: (i) the Company's acquisition of certain technological assets from Tecnal Products, Inc.; (ii) the capitalization of costs related to internally developed software, which are amortized as an element of cost of goods sold, based on units sold which incorporate the software; and (iii) the write-off by the Company of certain capitalized license issue fees relating to technologies not incorporated in the Company's current product line, nor anticipated future product lines.

     Liabilities of the Company increased moderately from $310,167 at December 31, 1995, to $363,722 at December 31, 1996, an increase of $53,555 (17.3%).
Slight increases in accounts payable, payroll related liabilities, and other current liabilities were partially offset by a decrease in royalties payable. The Company did not have any long term liabilities on December 31, 1995 or December 31, 1996.

     Working capital as of December 31, 1996 was $1,858,088, as compared to $1,442,536 on December 31, 1995, representing an increase of $415,552 (28.8%). This enhancement of working capital was due largely to the exercise of the Company's Class A Common Stock Purchase Warrants, and was partially offset by the effects of the Company's operating loss during the twelve (12) month period ended December 31, 1996. Management expects that the Company's working capital will be sufficient to cover the reasonably anticipated operating deficits of the Company during fiscal 1997.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the liquidity and capital resources of the Company.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.
---------------------------------------------------------------------------
     The Company's gross revenues for the twelve (12) month period ended December 31, 1996 were $594,071, a decrease of $338,690 (36.3%) over revenues for the comparable period in 1995. During the fourth quarter of fiscal 1996, the Company converted its exclusive distribution agreement with Zeiss to a non-exclusive arrangement. Management believes this will allow the Company to more aggressively market and sell its research based instruments through its own internal efforts, as well as through other microscope companies. However, the Company's ability to substantially increase future revenue is heavily dependant upon the successful introduction and subsequent market acceptance of its next generation product line consisting of laser based medical devices.

     The gross margin realized by the Company on revenues generated during fiscal 1996 was 28.1%, as compared to a gross margin of 22.3% realized during fiscal 1995. This improvement in gross margin stems from the Company's efforts to redesign its core optical trapping, cutting, and manipulating research instruments into a "workstation-based" product line, resulting in a more efficient and cost effective design. The Company began selling the re-designed products during the second quarter of fiscal 1996.

     Operating expenses incurred during fiscal 1996 were $1,840,291, an increase of $637,863 (53.0%) over fiscal 1995 operating expenses of $1,202,428. Accounting for the majority of this change was a 117.0% increase in other operating expenses, from $298,397 in fiscal 1995, to $647,617 in fiscal 1996. This increase reflects the Company's efforts expended on the re-design of its core optical trapping research product line, as well as the efforts to develop its next generation product line consisting of laser based medical devices which leverage the Company's existing patented technology. Also contributing to the increase in operating expenses was a $157,422 (37.3%) increase in salaries and a $142,622 (153.2%) increase in professional fees. The increase in salaries was driven by the hiring of additional personnel, and an increase in the compensation of existing employees. Payroll taxes and benefits increased correspondingly. Expenses related to the testing of the Company's research instrument line to ensure compliance with certain federal and international regulations contributed to the increase in professional fees, as did fees related to the filing of international patents on the Company's recently acquired proprietary technology and the new products incorporating that technology. Slight decreases in rent and utilities, travel, and depreciation and amortization served to partially offset the overall increase in operating expenses.

     Other income and expenses increased from a net deduction from income of $372,576 during fiscal 1995 to a net contribution to income of $60,281, accounted for primarily by a $344,364 (100.0%) reduction in interest expense, which is the result of the conversion of a shareholder's note payable to equity, thereby greatly reducing the Company's outstanding debt.

     The foregoing resulted in the Company experiencing a net loss for the twelve (12) months ended December 31, 1996 of $1,544,090, or $0.37 per weighted average share. This compares to a net loss of $1,351,150, or $0.66 per weighted average shared, incurred during the comparable period of fiscal 1995. As a result of the exercise of Class A Common Stock Purchase Warrants, the weighted average shares outstanding increased from 2,039,280 at December 31, 1995, to 4,197,499 at December 31, 1996.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the Company's results of operations.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------
     The following financial statements and schedules are filed as a separate section of this Report and attached hereto:

    1.    Independent Auditor's Report;
    2.    Balance Sheet - December 31, 1996 and December 31, 1995;
    3.    Statements of Operations - for the years ended December 31, 1996 and
          1995;
    4. Statements of Stockholders' Equity - for the years ended December 31, 1996 and 1995;
    5. Statements of Cash Flows - for the years ended December 31, 1996 and 1995; and
    6.    Notes to Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------
     On May 15, 1995 the Company's Board of Directors approved a change in the Company's certifying accountant. The change was effective May 15, 1995.

     The independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements was Schumacher & Associates, Inc., Certified Public Accountants. None of Schumacher & Associates, Inc.'s reports over the past two (2) years or the financial statements of the Company contained any adverse opinion or disclaimer of opinion, or was qualified or was modified as to uncertainty, audit scope of accounting principles. Nor have there been any disagreement with the Company and Schumacher & Associates, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two (2) years and through the date of this report on Form 10-KSB other than initial disagreements with respect to the appropriate carrying value of the Company's investment in a portfolio security, which were subsequently resolved to the satisfaction of the Company and Schumacher & Associates, Inc.

     The Company has retained the accounting firm of KPMG Peat Marwick LLP to serve as the Company's principal accountant to audit the Company's financial statements. This engagement was effective May 15, 1995. KPMG Peat Marwick LLP has acted as principal independent accountant for Cell Robotics, Inc., a New Mexico corporation ("CRI") which currently operates as a wholly-owned subsidiary of the Company.

     Prior to its engagement as the Company's principal independent accountant, KPMG Peat Marwick LLP has not been consulted by the Company either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements.

                                   PART III

Part III, Items 9, 10, 11 and 12 are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of December 31, 1996.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits
--------

**    3.1       Amended and Restated Articles of Incorporation

**    3.2       Amended and Restated Bylaws

**    3.3       Articles of Amendment to the Articles of Incorporation dated
                May 23, 1995

**    4.1       Specimen Certificate of Common Stock

**    4.2       Specimen Class A Common Stock Purchase Warrant

**    4.3(a)    Placement Agent's Common Stock Purchase Warrant for 6.8 Units

**    4.3(b)    Placement Agent's Common Stock Purchase Warrant for 4.7 Units

**    4.4       Warrant Agreement

*     10.1      Placement Agency Agreement

*     10.2      Agreement and Plan of Reorganization between and among Cell
                Robotics, Inc., Intelligent Financial Corporation, MiCel,
                Inc., Bridgeworks Investors I, L.L.C., and Ronald K.
                Lohrding.

*     10.3      Employment Agreement of Ronald K. Lohrding.

*     10.4      Employment Agreement of Craig T. Rogers.

*     10.5      Financing and Capital Contribution Agreement between and
                among Cell Robotics, Inc., Intelligent Financial Corporation,
                MiCel, Inc., and Bridgeworks Investors I, L.L.C.

*     10.6      Irrevocable Appointment of Voting Rights by Dr. Lohrding to
                MiCEL, Inc.

*     10.7      Stock Pooling and Voting Agreement

**    10.8      Royalty Agreement dated September 11, 1995 between the
                Registrant, Cell Robotics, Inc., and Mitsui Engineering &
                Shipbuilding Co., Ltd.

**    10.9      Agreement of Contribution and Mutual Comprehensive Release
                dated September 11, 1995 between the Company, Cell Robotics,
                Inc. and Mitsui Engineering & Shipbuilding Co., Ltd.

**    10.10     Distribution Agreement dated April 6, 1995, between Carl
                Zeiss, Inc. and the Registrant

**    10.11     Distribution Agreement dated December 15, 1994, between
                MiCEL, Inc. and the Registrant

**    10.12     Revised License Agreement dated January 5, 1996 between the
                Registrant and the Regents of the University of California

**    10.13     Purchase Agreement with Tecnal Products, Inc.

**    10.14     License Agreement with NTEC

***** 10.15     Employment Agreement of Travis Lee

****  10.16     License Agreement dated May 13, 1996, between the Registrant and GEM Edwards, Inc.

***** 11.1      Calculation of Loss Per Share for the for the twelve months ended December 31, 1996 and 1995

***   16.00     Letter of Schumacher & Associates, Inc., Certified Public
                Accountants, filed pursuant to Item 304(a)(3) of Regulation S-B

**    21.0      Subsidiaries
________________________________

* Incorporated by reference from the Registrant's Current Report on Form 8-K dated February 23, 1995, as filed with the Commission on March 10, 1995.

** Incorporated be reference from the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, which was declared effective by the Commission on February 14, 1996.

*** Incorporated by reference from the Registrant's Current Report on Form 8-K dated May 18, 1995, as filed with the Commission on May 25, 1995.

**** Incorporated be reference from the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form SB-2, filed with the Commission on July 15, 1996.

*****  Filed herewith.


CURRENT REPORTS ON FORM 8-K
---------------------------
     The Company did not file any Current Report on Form 8-K during the quarter ended December 31, 1996.

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY

                       Consolidated Financial Statements
                          December 31, 1996 and 1995
                  (With Independent Auditors' Report Thereon)

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Board of Directors and Shareholders
Cell Robotics International, Inc.:


We have audited the accompanying consolidated balance sheets of Cell Robotics International, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Robotics International, Inc. and subsidiary as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 12 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in note 12.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



February 21, 1997
Albuquerque, New Mexico

               CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                          December 31, 1996 and 1995
                                                     1996            1995
                                                 ------------    ------------
ASSETS
------
Current assets:
  Cash and cash equivalents                      $ 1,724,671     $   739,952
  Restricted cash (note 5)                              -            425,000
  Accounts receivable, net of allowance for
     doubtful accounts of $1,841 and $2,500
     in 1996 and 1995, respectively                   69,845         389,608
  Inventory                                          408,173         169,076
  Other                                               19,121          29,067
                                                 ------------     -----------
        Total current assets                       2,221,810       1,752,703

Property and equipment, net (note 3)                 256,635         213,447

Other assets, net (note 4)                            92,507          33,963
                                                 ------------     -----------
                                                 $ 2,570,952     $  2,000,113
                                                 ============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
  Accounts payable                               $   160,824     $   129,483
  Payroll related liabilities                        128,932          99,226
  Royalties payable                                   42,029          56,587
  Other current liabilities                           31,937          24,871
                                                 ------------     -----------
        Total current liabilities                    363,722         310,167
                                                 ------------     -----------
Stockholders' equity (note 5):
  Preferred stock, $.04 par value.  Authorized
     2,500,000 shares, no shares issued and
     outstanding                                        -               -
  Common stock, $.004 par value.  Authorized
     12,500,000 shares, 5,003,414 and 3,825,914
     shares issued and outstanding in 1996 and
     1995, respectively                               20,014          15,304
  Additional paid-in capital                      13,327,672      11,271,008
  Accumulated deficit                            (11,140,456)     (9,596,366)
                                                 ------------     -----------
        Total stockholders' equity                 2,207,230       1,689,946

Commitments and contingencies (notes 9 and 11)
                                                 ------------     -----------
                                                 $ 2,570,952     $ 2,000,113
                                                 ============  ==============

See accompanying notes to consolidated financial statements.

               CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                For the years ended December 31, 1996 and 1995

                                                     1996            1995
                                                 ------------    ------------
Product sales                                    $   594,071     $   932,761

Research and development grants                       69,190           9,906
                                                 ------------    ------------
     Total revenues                                  663,261         942,667

Cost of goods sold                                   427,341         718,813
                                                 ------------    ------------
     Gross profit                                    235,920         223,854
                                                 ------------    ------------
Operating expenses:
  Salaries                                           579,864         422,442
  Payroll taxes and benefits                          78,466          51,086
  Rent and utilities                                 119,371         122,484
  Travel                                              68,499         100,211
  Depreciation and amortization                      110,752         114,708
  Professional fees                                  235,722          93,100
  Other operating expenses                           647,617         298,397
                                                 ------------    ------------
     Total operating expenses                      1,840,291       1,202,428
                                                 ------------    ------------
     Loss from operations                         (1,604,371)       (978,574)
                                                 ------------    ------------
Other income (deductions):
  Interest income                                     40,645          17,160
  Interest expense                                    (1,413)       (345,777)
  Other                                               21,049         (43,959)
                                                 ------------    ------------
     Total other income (deductions)                  60,281        (372,576)
                                                 ------------    ------------
     Net loss                                    $(1,544,090)     (1,351,150)
                                                 ============    ============
Average common shares outstanding                $ 4,197,499     $ 2,039,280
                                                 ============    ============
Net loss per common share                        $      (.37)    $      (.66)
                                                 ============    ============

See accompanying notes to consolidated financial statements.

                                         CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                                     Consolidated Statements of Stockholders' Equity (Deficit)
                                          For the years ended December 31, 1996 and 1995

                                       Cell Robotics, Inc.           Cell Robotics International, Inc.                Accumu-
                               Common Class A      Common Class B    Preferred Stock  Common Stock       Paid-in       lated
                             Shares      Amount    Shares   Amount   Shares  Amount  Shares   Amount     capital      deficit
                            ---------   ---------  -------  -------  ------  ------ --------- -------  ----------- ------------
Balance at
  December 31, 1994         1,101,279  $1,602,967   58,239 $81,174     -        -      -         -     $1,202,665  $(8,245,216)

Forfeiture of shares at
  $.00 per share (note 5)   (491,499)       -         -        -       -        -      -         -          -         -
Issuance of Cell Robotics
  International, Inc.
  shares in substitution
  for the capital stock
  of Cell Robotics, Inc.
  (note 5)                  (609,780) (1,602,967) (58,239)(81,174)     -        -   668,019    2,672    1,681,469     -
Issuance of Cell Robotics
  International, Inc.
  shares in substitution
  for the capital stock
  of Intelligent Financial
  Corporation (note 5)          -          -          -        -       -        -   300,008    1,200      248,800     -
Sale of shares at $1.00
  per share (note 5)            -          -          -        -       -        -   380,000    1,520      378,480     -
Sale of shares at $1.25
  per share, less costs
  of offering (note 5)          -          -          -        -       -        - 2,300,000    9,200    2,251,968     -
Payment to a stockholder
  (note 5)                      -          -          -        -       -        -     -          -      (250,000)     -
Conversion of a
  stockholder's debt to
  equity (note 5)               -          -          -        -       -        -     -          -      5,758,338     -
Issuance of shares at
  $0.00 per share
  (note 5)                      -          -          -        -       -        -   177,887      712        (712)     -
Net loss for 1995               -          -          -        -       -        -     -          -          -       (1,351,150)
                            ---------   ---------  ------- -------   ------   ----------------------  ----------- -------------
Balance at
  December 31, 1995             -          -          -        -       -        - 3,825,914   15,304   11,271,008   (9,596,366)

Issuance of shares for
  asset acquisition
  (note 4)                      -          -          -        -       -        -    17,500       70       41,492     -
Exercise of warrants            -          -          -        -       -        - 1,150,000    4,600    1,997,712     -
Issuance of shares at
  $1.75 per share               -          -          -        -       -        -    10,000       40       17,460     -
Net loss for 1996               -          -          -        -       -        -       -        -          -       (1,544,090)
                            ---------   ---------  ------- -------   ------   ----------------------  ----------- -------------

Balance at
  December 31, 1996             -      $   -          -    $   -       -      $ - 5,003,414  $20,014  $13,327,672 $(11,140,456)
                           ==========  ==========  ======= =======   ======   ======================  =========== =============

See accompanying notes to consolidated financial statements.

               CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                For the years ended December 31, 1996 and 1995

                                                     1996            1995
                                                 ------------    ------------
Cash flows from operating activities:
  Net loss                                       $(1,544,090)    $(1,351,150)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                  126,096         114,708
      Decrease (increase) in accounts receivable     319,763        (327,913)
      Decrease (increase) in inventory              (239,097)         39,422
      Decrease (increase) in other current assets      9,946         (21,231)
      Increase in other long-term assets             (42,103)        (11,120)
      Increase (decrease) in accounts payable and
        payroll related liabilities                   61,047        (104,935)
      Increase in accrued interest payable              -             329,508
      Increase (decrease) in other current
        liabilities and royalties payable             (7,492)          64,791
                                                 ------------    ------------
          Net cash used by operating activities   (1,315,930)     (1,267,920)
                                                 ------------    ------------
Cash flows from investing activities - purchase
  of property and equipment                         (144,163)        (84,659)
                                                 ------------    ------------
Cash flows from financing activities:
  Proceeds from loans                                   -             70,010
  Repayments of loans                                   -           (172,400)
  Payment to stockholder                                -           (250,000)
  Proceeds from issuance of common stock           2,030,000       3,345,000
  Costs of offering common stock                     (10,188)       (613,832)
  Restricted proceeds released (received)
    from issuance of common stock                    425,000        (425,000)
                                                 ------------    ------------
        Net cash provided by financing activities  2,444,812       1,953,778
                                                 ------------    ------------
Net increase in cash and cash equivalents            984,719         601,199

Cash and cash equivalents:
  Beginning of year                                  739,952         138,753
                                                 ------------    ------------
  End of year                                    $ 1,724,671     $   739,952
                                                 ============    =============
Supplemental information:
  Interest paid                                  $  -            $    12,659
  Noncash financing activity:                    ============    =============
    Note payable to a stockholder and
      accrued interest contributed
      to paid-in capital (note 5)                $  -            $ 5,758,338
                                                 ============    =============
    Stock issued in exchange for
      asset acquisition (note 4)                 $    41,562     $   -
                                                 ============    =============

    Short-term borrowings repaid with
      common stock                               $  -            $   160,000
                                                 ============    =============

See accompanying notes to consolidated financial statements.

              CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                          December 31, 1996 and 1995



(1)  ORGANIZATION AND ACTIVITIES
     ---------------------------
     (a)  Organization
          ------------
          Cell Robotics International, Inc., a Colorado corporation ("CRII"), was organized on September 28, 1988 as Intelligent Financial Corporation ("IFC"). As described in note 5, in 1995 the Company acquired Cell Robotics, Inc. ("CRI"), a New Mexico corporation, in a transaction which resulted in the stockholders of CRI owning 62.3 percent of IFC. Accordingly, the transaction was recorded as a reverse purchase of IFC by CRI. Therefore, the historical financial information in the accompanying financial statements is that of CRI adjusted to reflect the capital structure of IFC. The consolidated financial statements include the accounts of CRII and CRI (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

          On May 19, 1995, IFC changed its name to Cell Robotics
          International, Inc.

     (b)  Business
          --------
          The Company is developing and preparing to manufacture and market a series of laser-based medical devices with applications in the blood sample collection, skin resurfacing, and in vitro fertilization markets. Currently, the Company also develops, produces and markets a line of advanced scientific instruments which increase the usefulness and importance of the conventional laboratory microscope. The Company markets its scientific instruments in both domestic and international markets. Currently, approximately two-thirds of the Company's sales are in the United States, with Japan being the largest international market.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
     (a)  Financial Statement Estimates
          -----------------------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b)  Cash and Cash Equivalents
          -------------------------
          For purposes of the statements of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

     (c)  Inventory
          ---------
          Inventory is recorded at the lower of cost, determined by the first-in, first-out method, or market.

          Inventory at December 31 consists of the following:

                                                     1996            1995
                                                 ------------    ------------
              Parts and components                $   267,273     $   161,311
              Sub-assemblies                          140,900           7,765
                                                 ------------    ------------
                                                  $   408,173     $   169,076
                                                 ============    ============

     (d)  Property and Equipment
          ----------------------
          Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized over the life of the lease.

     (e)  Licenses
          --------
          Licenses are recorded at cost and are amortized on a straight-line basis over the shorter of economic or legal lives of the underlying patents.

     (f)  Other Assets
          ------------
          Certain legal fees and other related costs associated with start-up, organization, license fees, software development costs, patents and noncompete agreements have been capitalized. Start-up and organization costs are amortized on a straight-line basis over five years, loan acquisition costs are amortized over the life of the respective loan, license fees are amortized over the life of the license, and software development costs are amortized as sales occur based on the estimated total number of units to be sold.

     (g)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of
          --------------------------------------------------------------------
          The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     (h)  Fair Value of Financial Instruments
          -----------------------------------
          Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, royalties payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments.

     (i)  Income Taxes
          ------------
          The Company follows the asset and liability method for accounting for income taxes whereby deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     (j)  Revenue
          -------
          The Company recognizes revenue on sales of its products when the products are shipped from the plant and ownership is transferred to the customer.

          Total export sales, primarily in the Far East, were $248,278 and $443,653 for the years ended December 31, 1996 and 1995, respectively. Sales revenues to individual customers, each of which accounted for 10 percent or more of total sales, are as follows for the years ended December 31:

                                                     1996            1995
                                                 ------------    ------------
              Mitsui, a related party (note 5)    $   201,314     $   229,043
              Customer A                              105,421         230,200
              Customer B                                 -            149,494
              Customer C                               92,821            -
                                                  ============    ============

     (k)  Research and Development
          ------------------------
          Research and development costs related to both present and future products are expensed as incurred. Research and development costs consist primarily of salaries, materials and supplies.

     (l)  Warranties
          ----------
          The Company warrants their microrobotic laser systems against defects in materials and workmanship for one year. The warranty reserve is reviewed periodically and adjusted based upon the Company's historical warranty costs and its estimate of future costs.

     (m)  Stock Option Plan
          -----------------
          Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.
          On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (n)  Net Loss Per Common Share
          -------------------------
          Net loss per common share is based on the weighted average shares of common stock and, if dilutive, common equivalent shares (options and warrants) outstanding during the period. None of the common stock equivalents were dilutive during the periods presented.

     (o)  Reclassification
          ----------------
          Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

(3)  PROPERTY AND EQUIPMENT
     ----------------------
     Property and equipment consist of the following at December 31:

                                                     1996            1995
                                                 ------------    ------------
              Furniture and fixtures              $     8,028     $     8,028
              Computers                               299,894         250,164
              Equipment                               366,672         272,239
              Leasehold improvements                   48,150          48,150
                                                  ------------   ------------
                                                      722,744         578,581

              Accumulated depreciation              (466,109)       (365,134)
                                                 ------------    ------------
                   Net property and equipment     $  256,635      $  213,447
                                                 ============    ============

(4)  OTHER ASSETS
     ------------
     Other assets consist of the following at December 31:

                                                     1996            1995
                                                 ------------    ------------
              Software development costs          $   59,019      $   11,120
              Patents                                 48,246            -
              License and prepaid royalties               -           36,320
              Start-up and organization costs         33,116          33,116
              Noncompete agreements                     8,116            -
                                                 ------------    ------------
                                                     148,497          80,556
              Accumulated amortization               (55,990)        (46,593)
                                                 ------------    ------------
                   Net other assets               $   92,507      $   33,963
                                                 ============    ============

     On January 10, 1996, the Company acquired certain technological assets and covenants not to compete from Technal Products, Inc. for a consideration of approximately $15,000 cash, 17,500 shares of the Company's common stock and the grant of a 1 percent royalty on future sales, with a lifetime maximum of $20,000.

     During 1996, the Company expensed the remaining net costs relating to the license and prepaid royalty on specific technology. That technology is not currently incorporated into the Company's product lines and it is not anticipated that it will be used in future products.

     During 1995, the Company expensed the remaining net costs relating to the acquisition of notes payable since all the principal and interest has been forgiven and contributed to capital (note 7).

     During 1996 and 1995, the Company capitalized $47,899 and $11,120 of software development costs relating to a project whose technological feasibility has been established. During 1996, the Company recorded amortization of $15,345 as cost of goods sold.

(5)  CAPITAL TRANSACTIONS
     --------------------
     In February 1995, IFC acquired 100 percent of CRI's issued and outstanding shares of Class A and B common stock (the "Reorganization"). In connection with the acquisition, IFC issued 668,019 shares of IFC common stock to shareholders of CRI, which represents 62.3 percent of the issued and outstanding IFC common stock immediately following the transaction. In addition, the options to purchase CRI's common stock described in note 6 were exchanged for options to purchase the same number of IFC shares of common stock with identical terms. This acquisition was accounted for using the purchase method of accounting, treating the merger as a reverse purchase of the assets and liabilities of IFC by CRI. Immediately prior to the acquisition, all operations, assets and liabilities of IFC, except $250,000 of receivables from CRI and cash, were transferred to a separate entity ("IFHC"). The assets, liabilities and results of operation of IFHC are excluded from the accompanying financial statements. Pro forma results of operations of the combined entities are substantially identical to the results of operations of CRI presented in the accompanying statements of operations.

     On September 19, 1995, the Company successfully closed a private equity offering to selected qualified investors at a price of $25,000 per Unit (the "Private Offering"). Each Unit consisted of 20,000 shares of Common Stock and Class A Warrants exercisble to purchase an additional 10,000 shares of common stock at an exercise price of $1.75 per share. Proceeds of the offering, net of offering costs, were $2,261,168 of which $425,000 was held in escrow until the Company's SB-2 was declared effective on February 14, 1996 at which time the funds were released. During 1996, 100 percent of the Class A Warrants were exercised generating net proceeds of $2,002,312. As part of the Private Offering the placement agent was issued warrants to purchase 230,000 shares of common stock at $1.25 per share and, if these placement agent warrants are exercised, the placement agent will receive up to 115,000 additional Class A Warrants, exercisable at $1.75 per share.

     At December 31, 1994, CRI had outstanding notes payable of $5,400,000 due to a wholly owned subsidiary of Mitsui Engineering and Shipbuilding Company ("Mitsui"), a Japanese corporation, and majority stockholder of CRI's Class A common stock at the time. Immediately prior to the Reorganization, Mitsui voluntarily surrendered to CRI, for cancellation, a total of 491,499 shares of common stock of CRI. During 1995, in conjunction with the Private Offering and in accordance with agreements entered into prior to the Reorganization, the Company paid to Mitsui the sum of $250,000, issued to Mitsui 177,887 shares of CRII common stock, increasing their ownership to approximately 8 percent, and Mitsui contributed to the capital of the Company the $5,400,000 of notes payable together with unpaid interest totaling $358,338.

(6)  STOCK OPTIONS
     -------------
     The Company has adopted a Stock Incentive Plan ("the Plan") pursuant to which the Company's Board of Directors may grant to eligible participants options in the form of Incentive Stock Options ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended, or options which do not qualify as ISO's (Non-Qualified Stock Options of "NQSO's"). An aggregate of 1,000,000 shares of the Company's Common Stock is reserved for issuance under the Plan. Generally, stock options granted under the Plan have five year terms and become fully exercisable after three or four years from the date of grant.

     During 1995, 97,579 options were re-priced to an exercise price of $1.75, all vesting requirements were eliminated and the expiration date was extended to December 31, 2003. The exercise price of $1.75 is only effective if the options are exercised after January 1, 2000. If the options are exercised before that date, the exercise price reverts back to the original grant with an exercise price range of $2.39 to $2.50. During 1996, the vesting requirements were eliminated on 360,000 options having original, and in some cases amended, exercise prices of $1.75.

     The following is a summary of the stock options granted under the Plan:


                                                              Weighted
                                                    Number     Average
                                                      of      Exercise
                                                    Shares      Price
                                                 ------------------------
              Options at December 31, 1994        102,594      $ 2.39
                   Options expired                (19,115)       2.39
                   Options granted                672,100        1.85
                   Options repriced               (97,579)       2.41
                   Options repriced                97,579        1.75
                                                  --------     ------

              Options at December 31, 1995        755,579        1.83
                   Options expired                (34,753)       1.75
                   Options granted                175,000        2.17
                   Options exercised              (10,000)       1.75
                                                  --------     ------

              Options at December 31, 1996        885,826      $ 1.91
                                                ==========     =======

     At December 31, 1996, range of exercise prices and weighted-average remaining contractual life of outstanding options were $1.75 - $2.875, and 4.20 years, respectively.

     At December 31, 1996, the number of options exercisable was 665,826 and the weighted average exercise price of those options was $1.77.

     During 1995, the Board of Directors and stockholders approved an Employee Stock Purchase Plan ("ESPP"). As of December 31, 1996 and 1995, no shares of Common Stock have been issued under the ESPP and there have been no subscriptions of employees to participate in the plan.

     At December 31, 1996, there were 104,174 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted and modified during 1996 and 1995 was $239,818 and $908,019, respectively, on the date of grant or amendment using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0 percent, risk-free interest rate of 6.6 percent, expected life of 4 years, and an expected volatility of 80 percent; 1995 - expected dividend yield 0 percent, risk-free interest rate of 6.0 percent, expected life of 4 years for original grants and 7 years for modified grants, and an expected volatility of 80 percent.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                     1996            1995
                                                 ------------    ------------
              Reported net loss                   $(1,544,090)    $(1,351,150)
              Pro forma net loss                  (1,997,271)     (1,751,909)
              Pro forma net loss per share              (.48)           (.86)

     Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

(7)  EMPLOYMENT AGREEMENTS
     ---------------------
     At the closing of the Reorganization, the Company executed written employment agreements, having terms of five years each, with two officers of the Company. The employment agreement with one officer provides that he will serve the Company as its Chairman, President and CEO, on a full-time basis, for a minimum base salary of $100,000 per year. The employment agreement with the other officer provides for his serving as Vice President of Finance, on a part-time basis, for a minimum base salary of $27,000 per year. No other officer receives any compensation or is subject to any agreement or arrangement to receive compensation in the future.

     In December 1996, the Company executed a written employment agreement, with a new officer of the Company. The employment period ends upon discharge or resignation of the employee. The employment agreement provides that the officer will serve the Company as Vice President of Marketing, on a full-time basis, for a minimum base salary of $110,000 per year.

(8)  OPERATING EXPENSES
     ------------------
     For the years ended December 31, 1996 and 1995, operating expense consists of the following:

                                                     1996            1995
                                                 ------------    ------------
              General and administrative          $   710,330     $   488,972
              Marketing                               420,976         262,799
              Research and development                708,985         450,657
                                                 ------------    ------------
                                                  $ 1,840,291     $ 1,202,428
                                                 ============    ============

(9)  ROYALTY AGREEMENTS
     ------------------
     The Company is party to four royalty agreements under which it must make payments to the original holders of patents on components used in its products. Such royalties are generally due upon sale of products containing patented components.

     The first royalty agreement pertains to the Company's exclusive license agreement which continues until February 14, 2007. The royalty is calculated as either (a) $1,000 for each patentable item included on a product sold for an amount in excess of $75,000, or (b) one percent of the selling price of a product sold for less than $75,000 which includes a patentable item. Minimum annual royalty payments required to retain the license are $15,000 each year. This royalty agreement was renegotiated on January 5, 1996. Pursuant to the renegotiation, the licensor agreed to accept $15,000 for full satisfaction of the old license agreement. The new agreement consists of two underlying patents. The new agreement continues until the expiration of the last underlying patent which is February 14, 2007. Under the terms of the new agreement, the Company agrees to pay a royalty equal to 4 percent of the net selling price of products utilizing one patent and two percent of the net selling price of products utilizing the other patent. Minimum annual royalty payments required to retain the license are $5,000 per year. The Company currently feels the technology covered in this license agreement is no longer needed for future product development and intends to terminate the license.

     The second royalty agreement requires a royalty payment equal to 5 percent of revenue generated from sales by the Company's products and pertains to the Company's major, worldwide, exclusive license agreement which continues until March 31, 2016. Minimum royalty payments required to retain this license are as follows:

                    Twelve month period
                      ended March 31
                           1998              $    150,000
                           1999                   200,000
                           2000                   250,000
                           2001                   300,000
                           2002                   400,000
                        Thereafter              4,550,000
                                             ------------
                                             $  5,850,000
                                             ============

     The third royalty agreement is with Mitsui (note 5). Under the terms of the agreement, which continues until September 11, 2005, the Company agrees to pay Mitsui a royalty equal to 1 percent of the aggregate net sales of certain products.

     The fourth royalty agreement requires quarterly royalty payments equal to 1 percent of the net revenues from sales of a certain product. The royalty agreement stipulates that lifetime maximum royalty payments will not exceed $20,000. The Company has the option to relieve itself of this obligation by paying an amount equal to the difference between royalties previously paid and the lifetime maximum of $20,000.

(10) INCOME TAXES
     ------------
     No provision for federal or state income tax expense has been recorded due to the Company's losses. The Company has net operating loss carryforwards and temporary differences that give rise to the following deferred tax assets and liabilities:

                                                     1996            1995
                                                 ------------    ------------
         Deferred tax assets:
            Net operating loss carryforwards      $ 3,400,000     $ 2,800,000

            Inventory capitalization                 104,000          63,000
            Obsolete inventory reserve                15,000           8,000
            Vacation and sick leave payable           27,000          31,500
            Allowance for doubtful accounts              625             625
            Legal fees                                 9,000          11,000
                                                  ------------   ------------
                                                   3,555,625       2,914,125
            Less valuation allowance              (3,536,625)     (2,897,925)
                                                  ============    ===========
         Net deferred tax asset                       19,000          16,200

         Deferred tax liabilities:
            Depreciation                             (19,000)        (16,200)
                                                 ------------    ------------
               Net deferred income taxes          $    -          $    -
                                                 ============    ============

     The net deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $10,000,000 expires beginning in 2006. Ownership changes resulting from the Reorganization (note 5) will limit the use of this net operating loss under applicable Internal Revenue Service regulations.

(11) COMMITMENTS
     -----------
     The Company is obligated under a noncancelable operating lease for building facilities which require minimum rental payment of $86,196 in 1997. Rent expense for 1996 and 1995 was $104,336 and $108,054, respectively.

     The Company is obligated under a noncancelable purchase agreement to purchase 1,000 units of a particular inventory component at $125 per unit for a total commitment of $125,000 during 1997.

(12) CAPITAL RESOURCES
     -----------------
     Since inception, the Company has incurred operating losses which have resulted in an accumulated deficit of $11,140,456 and operations using net cash of $1,315,930 in 1996.

     The Company's ability to improve cash flow and ultimately achieve profitability will depend on its ability to significantly increase sales. Although the Company believes future sales of its scientific instrument line will improve, it does not expect these products to materially contribute to its goal of achieving future profitability. Accordingly, the Company has begun development on, and is preparing to manufacture and market a series of laser-based medical devices which leverage the Company's existing base of patented technology. The Company believes the markets for these new products are broader than that of the scientific instrumentation market and, as such, offer a greater opportunity to significantly increase sales. In addition, the Company is pursuing development and marketing partners for several of its new medical products. These partnerships will enhance the Company's ability to rapidly ramp-up its marketing and distribution strategy, and possibly offset the products' development costs.

     Although the Company has refocused its strategy to concentrate on the development of its laser based medical devices while continuing to market its scientific instrument line, it does not anticipate achieving profitable operations during fiscal 1997. As a result, the Company's working capital surplus is expected to erode over the next twelve months. Nevertheless, the Company expects that its present working capital surplus will be sufficient to cover its expected operational deficits during fiscal 1997.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. The ultimate continuation of the Company is dependent on attaining profitable operations.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Registrant:                        CELL ROBOTICS INTERNATIONAL, INC.

     By (Signature & Title):            /s/ Ronald K. Lohrding
                                        -------------------------------------
                                        Ronald K. Lohrding, President
     Date:   4/15/97

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     (Signature & Title)           /s/ Ronald K. Lohrding
                                   -------------------------------------------
                                   Ronald K. Lohrding
                                   Chairman of the Board, President, and Chief
     Date:   4/15/97               Executive Officer

     (Signature & Title)           /s/ Craig T. Rogers
                                   -------------------------------------------
                                   Craig T. Rogers
     Date:  4/15/97                Secretary, Treasurer, Director


     (Signature & Title)           /s/ John Hanlon
                                   -------------------------------------------
                                   John Hanlon
     Date:  4/15/97                Chief Financial Officer, Principal
                                   Accounting Officer

     (Signature & Title)           /s/ Mark Waller
                                   -------------------------------------------
                                   Mark Waller, Director
     Date:  4/15/97


     (Signature & Title)           /s/ Raymond Radosevich
                                   -------------------------------------------
                                   Raymond Radosevich, Director
     Date:  4/15/97