Form 10QSB
period 1997-03-31
CELL ROBOTICS INTERNATIONAL INC
filed 1997-05-20
CIK 845291

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                      OR

           [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
     For the transition period from ________________  to _________________

                     Commission file number:   33-26467-D


                       CELL ROBOTICS INTERNATIONAL, INC.
       -----------------------------------------------------------------
       (Exact Name of small business issuer as Specified in its Charter)

     Colorado                                             84-1153295
---------------------------------                     ---------------------
(State or other jurisdiction                             I.R.S. Employer
of incorporation or organization)                     Identification number

   2715 Broadbent Parkway N.E., Albuquerque, New Mexico               87107
  --------------------------------------------------------------------------
   (Address of Principal Offices)                                 (Zip Code)

Registrant's telephone number, including area code:     (505) 343-1131


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     [ X ]       No     [ ]

As of May 19, 1997, 5,013,414 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes     [ ]         No      [ X ]

                                     INDEX


PART I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheet at March 31, 1997 (unaudited) and December 31, 1996 (audited).

               Consolidated Statement of Operations for the Three Months Ended March 31, 1997 and March 31, 1996 (unaudited).

               Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1997 and March 31, 1996 (unaudited).

               Notes to Unaudited Financial Statements.

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

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

                        PART I.   FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

       The interim unaudited financial statements have been prepared by Cell Robotics International, Inc. ("Cell" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosure made in the Company's last annual report on Form 10-KSB have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full years.

                       CELL ROBOTICS INTERNATIONAL, INC.
                                BALANCE SHEETS
                                               AS OF              AS OF
                                              3-31-97           12-31-96
                                           -------------      -------------
                                            (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents               $  1,115,964       $  1,724,671
  Accounts receivable, net of
     allowance for doubtful
     accounts of $1,841                        266,033             69,845
  Inventory                                    337,133            408,173
  Other                                         60,546             19,121
                                          -------------      -------------
  Total current assets                       1,779,676          2,221,810

Property and equipment, net                    236,015            256,635

Other assets, net                               85,903             92,507
                                          -------------      -------------

                                          $  2,101,594       $  2,570,952
                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                         $    151,916        $   160,824
 Payroll related liabilities                   107,135            128,932
 Royalties payable                              74,375             42,029
 Other current liabilities                      30,876             31,937
                                          -------------       ------------
 Total current liabilities                     364,302            363,722

Stockholders equity:
  Preferred stock, $.04 par value,
     Authorized 2,500,000 shares,
     no shares issued and outstanding
     in 1997 and 1996                                0                  0
  Common stock, $.004 par value,
     Authorized 12,500,000 shares,
     5,013,414 and 5,003,414 shares
     issued and outstanding at
     March 31, 1997 and December 31,
     1996, respectively                         20,054             20,014
  Additional paid in capitaL                13,345,131         13,327,672
  Accumulated deficit                      (11,627,895)       (11,140,456)
                                          -------------      -------------
Total stockholders' equity                   1,737,291          2,207,230
                                          -------------      -------------
                                          $  2,101,594       $  2,570,952
                                          ============       ============


                See accompanying notes to financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS
                                                      UNAUDITED
                                                 Three months ended
                                          March 31, 1997     March 31, 1996
                                          --------------     --------------
Product Sales                             $    256,518       $     58,624
Research and development grants                      0             69,190
                                          -------------      -------------
  Total revenues                               256,518            127,814

Cost of goods sold                            (172,450)           (53,904)
                                          -------------      -------------

Gross profit                                    84,068             73,910
                                          -------------      -------------

Operating expenses:
  Salaries                                     209,966            132,636
  Payroll taxes and benefits                    35,859             19,765
  Rent and utilities                            32,814             28,497
  Travel                                        23,281             11,598
  Depreciation and amortization                 27,751             24,828
  Professional fees                             61,330             47,558
  Other operating expenses                     203,224            175,417
                                          -------------      -------------
  Total operating expenses                     594,225            440,299
                                          -------------      -------------
Loss from operations                      $   (510,157)       $  (366,389)

Other income (deductions):
  Rental income                                  7,200              5,850
  Interest income                               15,954             10,520
  Interest expense                                (436)              (595)
                                          -------------      -------------
 Total other                                    22,718             15,775
                                          -------------      -------------
Net Loss                                  $   (487,439)      $   (350,614)
                                          =============      =============

Net Loss per common share                        (0.10)             (0.09)

Weighted average shares outstanding          5,004,747          3,833,222
                                             =========          =========

                See accompanying notes to financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS
                                                      UNAUDITED
                                                 Three months ended
                                          March 31, 1997     March 31, 1996
                                          ---------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $  (487,439)        $ (350,614)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization               32,473              24,828
    Decrease (Increase) in accounts
      receivable                              (196,188)            215,398
    Increase in inventory                       71,040           (147,124)
    Increase in other current assets           (41,425)            (1,696)
    Increase (Decrease) in accounts
      payable and accrued expenses                 580               5,541
                                          -------------      -------------
Net cash used by operating
 activities                                   (620,959)          (253,667)
                                          -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                        (5,248)           (26,122)
Cash paid for the development or
 purchase of intangible
 assets                                              0            (27,574)
                                          -------------      -------------
Net cash used by investing
  activities                                    (5,248)           (53,696)
                                          -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock                            17,500                  0
Release of formerly restricted
 proceeds from a previous sale
 of common stock                                     0            425,000
                                          -------------      -------------
Net cash provided by financing
activities                                      17,500            425,000
                                          -------------      -------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                          (608,707)           117,637
Cash and cash equivalents:
  Beginning of period                        1,724,671            739,952

  End of period                           $  1,115,964       $    857,589
                                          ============       ============

SUPPLEMENTAL INFORMATION:
Fair market value of common stock
  issued for the acquisition of
  intangible assets                                  0             41,561
Interest paid                                      436                595

                See accompanying notes to financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                MARCH 31, 1997



(1)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS
     ----------------------------------------------
     These unaudited financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes otherwise necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. However, the information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the financial position, results of operations and cash flows on a consistent basis. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.


(2)  PURCHASE OF CERTAIN INTANGIBLE ASSETS
     -------------------------------------
     On January 9, 1996, the Company entered into a Purchase Agreement ("Agreement") with Tecnal Products, Inc. ("Tecnal"). The Agreement provides for the acquisition of certain technological assets, primarily the rights under two patents and a patent application. These patents and patent application relate to an innovative laser design, and a medical device incorporating this laser design. In exchange for these technological assets, the company issued to Tecnal, and its shareholders, an aggregate of 17,500 shares of the Company's common stock, made cash payments on behalf of Tecnal in the amount of $14,800, and granted a one percent (1%) royalty on future sales of products incorporating the acquired technology, with a lifetime maximum of $20,000.


(3)  RECLASSIFICATION
     ----------------
     Certain 1996 amounts have been reclassified to conform with the 1996 presentation.

        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS OF CELL ROBOTICS INTERNATIONAL, INC.


     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 1997 (UNAUDITED) COMPARED TO DECEMBER 31, 1996
------------------------------------------------------------------------

     The Company's liquidity and capital resources were diminished during the three month period ending March 31, 1997, due primarily to the Company's ongoing operating losses.

     The Company's current ratio at December 31, 1996, was 6.1:1, compared to a current ratio of 4.9:1 on March 31, 1997. This decrease in liquidity is primarily due to the erosion of the Company's assets, and in particular its current assets. Specifically, total assets decreased from $2,570,952 at December 31, 1996 to $2,101,594 at March 31, 1997, a decrease of $469,358, or
18.3%.  Of this decrease, current assets accounted for $442,134, or 94.2%.

     The decrease in the Company's current assets of $442,134, or 19.9%, was the result of a large decrease in cash, slightly offset by an increase in accounts receivable. Cash and cash equivalents decreased $608,707, or 35.3%. This was a result of net cash used in unprofitable operations. Accounts receivable increased $196,188, or 280.9%, resulting from increased sales during the quarter. Also resulting from the quarter's increased sales was a decrease in inventory of $71,040, or 17.4%. Other current assets also increased, from $19,121 to $60,546, an increase of 216.6%. This increase reflects pre-payment of a purchase commitment made to a supplier of a particular inventory component.

     Property and equipment, net, decreased $20,620, or 8.0%, as a result of depreciation, slightly offset by new fixed asset purchases of $5,248. Other assets decreased slightly from $92,507 to $85,903, or 7.1%.

     During the three month period ending March 31, 1997, the Company's total liabilities did not materially change. A moderate increase in royalties payable was substantially offset by decreases in accounts payable and payroll related liabilities. The Company did not have any long term liabilities at December 31, 1996 or March 31, 1997.

     The Company's working capital decreased from $1,858,088 at December 31, 1996 to $1,415,374 at March 31, 1997, a decrease of $442,714, or 23.8%. This decrease was due almost exclusively to the effect of the Company's operating loss incurred during the same three month period.

     Other than the foregoing, management knows of no other trend, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the liquidity and capital resources of the Company.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996 (UNAUDITED)
------------------------------------------------------------------------------
     Revenues from the sale of products during the three months ended March 31, 1997, were $256,518, as compared to $58,624 during the comparable period in 1996. This represents an increase of 337.6%. The Company did not recognize any revenue from research and development grants during the three months ended March 31, 1997. The gross margin realized on product sales during this period also improved from 8.1% in the 1996, to 32.8% during the three (3) month period ended March 31, 1997. Although the Company's revenues and margins greatly increased during the three months ending March 31, 1997 as compared to 1996, the Company also realized an increase in its loss from operations, and net loss.

     The Company's loss from operations incurred during the three months ended March 31, 1997, was $(510,157), as compared to an operating loss of $(366,389) incurred during the same period in 1996. Contributing to the Company's operating loss was an increase in total operating expenses of $153,926, or 35.0%, from $440,299 to $594,225. Salaries and other operating expenses accounted for the majority of this increase. Salaries increased $77,330, or 53.3%, from $132,636 to $209,966, reflecting the addition of personnel. Other operating expenses increased $27,807, or 15.9%, to $203,224 from $175,417. This increase is primarily the result of expenses related to the development of the Company's new, laser-based, medical devices which the Company is targeting to introduce in 1997. In addition to increases in salaries and other operating expenses, moderate increases were incurred in payroll taxes and benefits, rent and utilities, travel, depreciation and amortization, and professional fees.

     During the three months ended March 31, other income and expenses increased from a $15,775 net contribution to income during the period in 1996, to a $22,718 net contribution to income during the period in 1997. A moderate increase in interest expense was primarily responsible for the change.

     As a result of the foregoing, the Company's net loss for the three months ended March 31, 1997 was $(487,439), as compared to a net loss of $(350,614) incurred during the comparable period of 1996. On a per share basis, this amounts to a $(0.10) loss per weighted average outstanding share during the first quarter 1997, compared to a $(0.09) loss per weighted average outstanding share during the first quarter of 1996. Primarily as a result of the exercise of the Company's Class A Common Stock Purchase Warrants during 1996, the weighted average common shares outstanding increased from 3,833,222 at March 31, 1996 to 5,004,747 at March 31, 1997.

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

                                   CELL ROBOTICS INTERNATIONAL, INC.



Dated:     May 20, 1997            By:   /s/ Ronald K. Lohrding
          -----------------             -----------------------------
                                        Ronald K. Lohrding, President


Dated:     May 20, 1997            By:  /s/ Craig T. Rogers
          -------------------           -----------------------------
                                        Craig T. Rogers
                                        Chief Financial Officer