Form 10QSB/A
period 1997-03-31
CELL ROBOTICS INTERNATIONAL INC
filed 1997-05-28
CIK 845291

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB/A-1


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

                                   CELL ROBOTICS INTERNATIONAL, INC.



Dated:     May 20, 1997            By:   /s/ Ronald K. Lohrding
          -----------------             -----------------------------
                                        Ronald K. Lohrding, President


Dated:     May 20, 1997            By:  /s/ John Hanlon
          -------------------           -----------------------------
                                        John Hanlon
                                        Chief Financial Officer