Form 10KSB/A
period 1996-12-31
CELL ROBOTICS INTERNATIONAL INC
filed 1997-06-03
CIK 845291

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A-1
(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                              For the fiscal year ended    December 31, 1996
                                                        ---------------------
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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Registrant:                        CELL ROBOTICS INTERNATIONAL, INC.

     By (Signature & Title):            /s/ Ronald K. Lohrding
                                        -------------------------------------
                                        Ronald K. Lohrding, President
     Date:   6/3/97

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     (Signature & Title)           /s/ Ronald K. Lohrding
                                   -------------------------------------------
                                   Ronald K. Lohrding
                                   Chairman of the Board, President, and Chief
     Date:   6/3/97                Executive Officer

     (Signature & Title)           /s/ Craig T. Rogers
                                   -------------------------------------------
                                   Craig T. Rogers
     Date:  6/3/97                 Secretary, Treasurer, Director


     (Signature & Title)           /s/ John Hanlon
                                   -------------------------------------------
                                   John Hanlon
     Date:  6/3/97                 Chief Financial Officer, Principal
                                   Accounting Officer

     (Signature & Title)           /s/ Mark Waller
                                   -------------------------------------------
                                   Mark Waller, Director
     Date:  6/3/97


     (Signature & Title)           /s/ Raymond Radosevich
                                   -------------------------------------------
                                   Raymond Radosevich, Director
     Date:  6/3/97