Form 10QSB
period 1997-06-30
CELL ROBOTICS INTERNATIONAL INC
filed 1997-08-19
CIK 845291

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

            [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1997

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

Yes     [ X ]       No     [ ]

As of August 1, 1997, 5,013,414 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes     [ ]         No      [ X ]

                                    INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Consolidated Balance Sheet at June 30, 1997 (unaudited) and December 31, 1996 (audited).

          Consolidated Statement of Operations for the Three Months Ended June 30, 1997 and June 30, 1996 (unaudited).

          Consolidated Statement of Operations for the Six Months Ended June 30, 1997 and June 30, 1996 (unaudited).

          Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1997 and June 30, 1996 (unaudited).

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                                   PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          The interim unaudited financial statements have been prepared by Cell Robotics International, Inc. ("Cell" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosures made in the Company's last annual report on Form 10-KSB have been condensed for or omitted from the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full years.

                      CELL ROBOTICS INTERNATIONAL, INC.
                               BALANCE SHEETS

                                               AS OF              AS OF
                                              3-31-97           12-31-96
                                           -------------      -------------
                                            (UNAUDITED)
ASSETS:
------
Current assets:
  Cash and cash equivalents                $   521,187        $ 1,724,671
  Accounts receivable, net of allowance
     for doubtful accounts of $1,841           429,273             69,845
  Inventory                                    360,475            408,173
  Other                                         71,164             19,121
                                          -------------      -------------
  Total current assets                       1,382,099          2,221,810

Property and equipment, net                    221,577            256,635

Other assets, net                               79,299             92,507
                                          -------------      -------------
                                            $1,682,975         $2,570,952
                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
------------------------------------
Current liabilities:
  Accounts payable                         $   267,210        $   160,824
  Payroll related liabilities                  155,261            128,932
  Royalties payable                            114,649             42,029
  Other current liabilities                     27,566             31,937
                                          -------------       ------------
  Total current liabilities                    564,686            363,722

Stockholders equity:
  Preferred stock, $.04 par value,
     Authorized 2,500,000 shares,
     no shares issued and
     outstanding in 1997 and 1996                    0                  0
  Common stock, $.004 par value,
     Authorized 12,500,000 shares,
     5,013,414 and 5,003,414
     shares issued and outstanding
     at June 30, 1997 and December 31,
     1996, respectively                         20,054             20,014
  Additional paid in capital                13,345,131         13,327,672
  Accumulated deficit                      (12,246,896)       (11,140,456)
                                          -------------      -------------
Total stockholders' equity                   1,118,289          2,207,230
                                          -------------      -------------
                                           $ 1,682,975        $ 2,570,952
                                          =============      =============

               See accompanying notes to financial statements.

                      CELL ROBOTICS INTERNATIONAL, INC.
                          STATEMENTS OF OPERATIONS
                                                      UNAUDITED
                                                 THREE MONTHS ENDED
                                           JUNE 30, 1997      JUNE 30, 1996
                                          --------------     --------------
Product Sales                              $   278,325        $   335,306
Research and development grants                      0                  0
                                          -------------      -------------

  Total revenues                               278,325            335,306

Cost of goods sold                            (184,947)          (203,716)
                                          -------------      -------------

Gross profit                                    93,378            131,590
                                          -------------      -------------

Operating expenses:
  Salaries                                     226,392            134,955
  Payroll taxes and benefits                    29,417             18,817
  Rent and utilities                            33,540             30,386
  Travel                                        22,008             17,837
  Depreciation and amortization                 26,596             26,143
  Professional fees                            189,350             91,408
  Other operating expenses                     200,515            128,844
                                          -------------      -------------

  Total operating expenses                     727,818            448,389
                                          -------------      -------------

Loss from operations                       $  (634,440)       $  (316,799)

Other income (deductions):
  Rental income                                  4,600              5,400
  Interest income                               10,876              4,314
  Interest expense                                 (37)              (242)
                                          -------------      -------------

 Total other                                    15,439              9,472
                                          -------------      -------------

Net Loss                                   $  (619,001)       $  (307,327)
                                          =============      =============

Net Loss per common share                        (0.12)             (0.08)

Weighted average shares outstanding          5,013,414          3,843,414
                                             =========          =========


               See accompanying notes to financial statements.

                      CELL ROBOTICS INTERNATIONAL, INC.
                          STATEMENTS OF OPERATIONS

                                                      UNAUDITED
                                                  SIX MONTHS ENDED
                                           June 30, 1997      June 30, 1996
                                          ---------------     -------------

Product Sales                              $   534,843        $   393,930
Research and development grants                      0             69,190
                                          -------------      -------------

  Total revenues                               534,843            463,120

Cost of goods sold                            (357,397)          (257,620)

Gross profit                                   177,446            205,500
                                          -------------      -------------

Operating expenses:
  Salaries                                     436,359            267,590
  Payroll taxes and benefits                    65,276             38,582
  Rent and utilities                            66,354             58,884
  Travel                                        45,288             29,435
  Depreciation and amortization                 54,347             50,971
  Professional fees                            250,680            138,966
  Other operating expenses                     403,739            304,261
                                          -------------      -------------

  Total operating expenses                   1,322,043            888,688
                                          -------------      -------------

Loss from operations                       $(1,144,597)       $  (683,188)

Other income (deductions):
  Rental income                                 11,800             11,250
  Interest income                               26,830             14,834
  Interest expense                                (473)              (837)
                                          -------------      -------------

 Total other                                    38,157             25,247
                                          -------------      -------------

Net Loss                                   $(1,106,440)       $  (657,941)
                                          =============      =============

Net Loss per common share                        (0.22)             (0.17)

Weighted average shares outstanding          5,009,105          3,838,318
                                           ============      =============

               See accompanying notes to financial statements.

                      CELL ROBOTICS INTERNATIONAL, INC.
                          STATEMENTS OF CASH FLOWS

                                                      UNAUDITED
                                                  SIX MONTHS ENDED
                                           JUNE 30, 1997      JUNE 30, 1996
                                          ---------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net loss                                   $(1,106,440)       $  (657,941)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization               63,789              59,971
    Decrease (Increase) in accounts
      receivable                              (359,428)             29,721
    Decrease (Increase) in inventory            47,698           (120,680)
    Increase in other current assets           (52,043)            (6,916)
    Increase in current liabilities            200,964              87,510
                                          -------------      -------------

Net cash used by operating activities       (1,205,460)          (608,335)
                                          -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Purchase of fixed assets                       (15,524)           (94,085)
Cash paid for the development or purchase
  of intangible assets                               0            (42,773)

Net cash used by investing activities          (15,524)          (136,858)
                                          -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Sale of common stock                            17,500                  0
Release of formerly restricted proceeds
  from a previous sale of common stock               0            425,000

Net cash provided by financing activities       17,500            425,000

NET INCREASE (DECREASE) IN CASH AND
-----------------------------------
CASH EQUIVALENTS:                           (1,203,484)         (320,193)
----------------

Cash and cash equivalents:
  Beginning of period                        1,724,671            739,952
                                          -------------      -------------
  End of period                            $   521,187        $   419,759
                                          ============       ============

SUPPLEMENTAL INFORMATION:
------------------------
Fair market value of common stock issued for
  the acquisition of intangible assets               0             41,561
Interest paid                                      473                837

               See accompanying notes to financial statements.

                      CELL ROBOTICS INTERNATIONAL, INC.
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                JUNE 30, 1997


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

(3)  Reclassification
     ----------------
     Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

                         FORWARD-LOOKING STATEMENTS
                         --------------------------

     In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, those discussed in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS OF CELL ROBOTICS INTERNATIONAL, INC.

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 1997 COMPARED TO DECEMBER 31, 1996
-----------------------------------------------------------------------------
     The Company's liquidity and capital resources continued to decrease during the six month period ending June 30, 1997, due primarily to the Company's ongoing operating losses.

     The Company's current ratio at December 31, 1996, was 6.1:1, compared to a current ratio of 2.5:1 on June 30, 1997. This decrease in liquidity is primarily due to the erosion of the Company's assets, and in particular its current assets. Specifically, total assets decreased from $2,570,952 at December 31, 1996 to $1,682,975 at June 30, 1997, a decrease of $887,977, or
34.5%.  Of this decrease, current assets accounted for $839,711, or 94.6%.

     The decrease in the Company's current assets of $839,711, or 37.8%, was the result of a large drop in cash and cash equivalents which fell from $1,724,671 at December 31, 1996, to $521,187 at June 30, 1997, a decrease of
$1,203,484 or 69.8%. This decrease in cash and cash equivalents was primarily the result of net cash used in unprofitable operations. Slightly offsetting the decrease in cash and cash equivalents was an increase in accounts receivable of $359,428, from $69,845 at the end of fiscal 1996, to $429,273 at June 30, 1997. The increase in accounts receivable was primarily due to increased sales during the first six months of fiscal 1997. Also resulting from the Company's increased sales was a decrease in inventory of $47,698, or 11.7%. Finally, as a result of the pre-payment of a purchase commitment made to a supplier of a particular inventory component, other current assets increased from $19,121 to $71,164, an increase of 272.2%.

     Property and equipment, net, decreased $35,058, or 13.6%, primarily as a result of depreciation. Other assets also decreased slightly from $92,507 to $79,299, or 14.3%.

     During the six month period ended June 30, 1997, the Company's total liabilities increased $200,964, from $363,722 at December 31, 1996 to $564,686 at June 30, 1997. Increases in accounts payable of $106,386, or 66.2%, and royalties payable of $72,620, or 172.8%, and a smaller increase in payroll related liabilities were slightly offset by a small decrease in other current liabilities of $4,371, or 13.7%. The Company did not have any long term liabilities on December 31, 1996 or June 30, 1997.

     As a result of the foregoing, the Company's working capital decreased from $1,858,088 at December 31, 1996 to $817,413 at June 30, 1997, a decrease of $1,040,675. This decrease was due almost exclusively to the Company's operating loss incurred during the same six month period.

     Other than the foregoing, management knows of no other trend, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in or have, a material impact on the liquidity and capital resources of the Company.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996 (UNAUDITED)
------------------------------------------------------------------------
     During the three month period ending June 30, 1997, the Company's total revenues decreased 17.0% when compared with the same period in 1996, decreasing from $335,306 to $278,325. The Company's gross margin as a percentage of sales also decreased when compared with the same period in 1996, dropping from 39.2% to 33.5%. As a result, gross profit decreased $38,212, or 29.0%, from $131,590 to $93,378.

     Total operating expenses increased $279,429 or 62.3%, from $448,389 during the three month period ending June 30, 1996, to $727,818 during the comparable period in 1997. Professional fees, salaries and other operating expenses were the primary factors contributing to this increase.
Professional fees increased $97,942, or 107.1%, due primarily to professional design and engineering consulting fees incurred by the Company in conjunction with the development of certain new and innovative medical products.
Salaries increased $91,437, or 67.8%, as a result of additional personnel and increased wage rates. Payroll taxes and benefits increased in rough proportion to the increase in salaries, increasing $10,600, or 56.3%. Also, as a result of the Company's ongoing development efforts other operating expenses increased $71,671 or 55.6%.

     The foregoing resulted in the Company's incurring a loss from operations of $634,440 during the three month period ended June 30, 1997, an increase of $317,641 over the $316,799 loss from operations incurred by the Company during the comparable period of 1996.

     Other income and expenses increased from a $9,472 net contribution to income during the three months ended June 30, 1996, to a $15,439 net contribution to income during the same three (3) month period in 1997. The primary factor contributing to this increase was a $6,562 increase in interest income.

     The Company's net loss for the three months ended June 30, 1997 was $619,001, an increase of $311,674 over the net loss of $307,327 incurred during the comparable period in 1996. On a per weighted average share basis, this amounts to a loss per share of $(0.12) during the second quarter of 1997, compared to an $(0.08) loss per share during the second quarter of 1996. Weighted average common shares outstanding increased from 3,843,414 for the three months ended June 30, 1996 to 5,013,414 for the three months ended June 30, 1997.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)
--------------------------------------------------------------------------
     During the six month period ended June 30, 1997, the Company's total revenues increased 15.5% when compared with the same six (6) month period in 1996, increasing from $463,120 to $534,843. Cost of sales increased in approximately the same proportion to the increase in product sales. During the six months ended June 30, 1996, the Company realized research and development grant revenue in the amount of $69,190. The Company realized no such revenue during the six month period ending June 30, 1997. As a result, the Company's gross profit decreased 13.7%, from $205,500 during the six months ended June 30, 1996 to $177,446 during the same six (6) month period in 1997.

     During the six months ended June 30, 1997, total operating expenses increased $433,355, or 48.8% when compared with the same six (6) month period in 1996, increasing from $888,688 to $1,322,043. The majority of the increase in total operating expenses is attributable to costs related to the design and development of various new medical products currently being developed by the Company. To this end, increases in salaries, professional fees, and other operating expenses each contributed to the increase in total operating expenses. Specifically, salaries increased $168,769, or 63.1% due to the hiring of additional personnel and increased wage rates. Payroll and benefits also increased in approximately the same proportion as salaries.

Professional fees increased $111,714, or 80.4% primarily as a result of professional design and engineering consulting fees related to the development of the Company's new medical products. The $99,478, or 32.7% increase in other operating expenses was, again, primarily related to increased costs associated with the development of the Company's new medical products.

     During the six months ended June 30, other income and expenses increased from a $25,247 net contribution to income in 1996, to a $38,157 net contribution to income in 1997. This increase was due almost exclusively to an increase in interest income of $11,996, or 80.9%.

     The foregoing resulted in an increased net loss of $448,499 or 68.2%, from a loss for the six months ended June 30, 1996 of $657,941, to a loss during the same period in 1997 of $1,106,440. On a per weighted average share basis, this amounts to a $(0.22) loss per share during the first two quarters 1997, compared to a $(0.17) loss per share during the first two quarters of 1996. The weighted average common shares outstanding increased from 3,838,318 for the six months ended June 30, 1996 to 5,009,105 for the six months ended June 30, 1997.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in or have, a material impact on the Company's results of operations.

                                  PART  II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          No legal proceedings have been filed on behalf of or against the Company nor have any claims been made.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 6, 1997, the Company held its regular Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the following matters were voted upon and approved:

          1) The following persons were elected to serve as Directors of the Company until the next regular Annual Meeting of Shareholders and until their successors have been duly elected and qualified:

                 Director             Votes For    Votes    Abstain
                                                  Against
                 --------             ---------   -------   -------

          Dr. Ronald K. Lohrding      3,860,787     -0-        200
          Craig T. Rogers             3,860,787     -0-        -0-
          Mark Waller                 3,860,787     -0-        -0-
          Dr. Raymond Radosevich      3,860,787     -0-        -0-


          2) The Company increased the number of shares which may be issued pursuant to the exercise of options granted under the Company's Incentive Stock Option Plan by an additional 250,000 shares.

                   For               Against             Abstain

                3,736,262            123,825               900


ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:

               Exhibit No. 27 - Financial Data Schedule

          Reports on Form 8-K:  None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CELL ROBOTICS INTERNATIONAL, INC.



Dated:      August 19, 1997        By:   /s/ Ronald K. Lohrding
          ------------------            --------------------------
                                        Ronald K. Lohrding,
                                        President



Dated:      August 19, 1997        By:   /s/ John Hanlon
          ------------------            --------------------------
                                        Chief Financial Officer