Form 10QSB/A
period 1997-06-30
CELL ROBOTICS INTERNATIONAL INC
filed 1997-08-28
CIK 845291

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

                                   CELL ROBOTICS INTERNATIONAL, INC.



Dated:      August 28, 1997        By:   /s/ Ronald K. Lohrding
          ------------------            --------------------------
                                        Ronald K. Lohrding,
                                        President



Dated:      August 28, 1997        By:   /s/ John Hanlon
          ------------------            --------------------------
                                        Chief Financial Officer