Form 10QSB
period 1997-09-30
CELL ROBOTICS INTERNATIONAL INC
filed 1997-11-19
CIK 845291

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                      OR

           [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
          For the transition period from ____________ to ____________


                        Commission file number 0-27840


                       CELL ROBOTICS INTERNATIONAL, INC.
       ----------------------------------------------------------------
       (Exact Name of small business issuer as Specified in its Charter)


          Colorado                                    84-1153295
-------------------------------              -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

     2715 Broadbent Parkway N.E., Albuquerque, New Mexico            87107
   ------------------------------------------------------------------------
   (Address of Principal Offices)                                 (Zip Code)

      Registrant's telephone number, including area code:  (505) 343-1131


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [ X ]     No [ ]

As of November 1, 1997, 5,222,414 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):

                             Yes  [ ]     No [ X ]

                                     INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheet at September 30, 1997 (unaudited) and December 31, 1996 (audited).

               Consolidated Statement of Operations for the Three Months Ended September 30, 1997 and September 30, 1996 (unaudited).

               Consolidated Statement of Operations for the Nine Months Ended September 30, 1997 and September 30, 1996 (unaudited).

               Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 1997 and September 30, 1996 (unaudited).

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                        PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
------------------------------
         The interim unaudited financial statements have been prepared by Cell Robotics International, Inc. ("Cell" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosures made in the Company's last annual report on Form 10-KSB have been condensed for or omitted from the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full years.


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

                       CELL ROBOTICS INTERNATIONAL, INC.
                                BALANCE SHEETS
                                                   AS OF
                                                  9-30-97         AS OF
                                                (UNAUDITED)     12-31-96
                                               ------------   ------------
ASSETS:
------
Current assets:
  Cash and cash equivalents                    $    559,060    $ 1,724,671
  Accounts receivable, net of allowance
    for doubtful accounts of $1,841                 352,024         69,845
  Inventory                                         523,010        408,173
  Other                                              63,820         19,121
                                               ------------    -----------
  Total current assets                            1,497,914      2,221,810

Property and equipment, net                         214,895        256,635

Other assets, net                                    71,514         92,507
                                               ------------    -----------
                                               $  1,784,323    $ 2,570,952
                                               ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
------------------------------------
Current liabilities:
  Accounts payable                             $    425,414    $   160,824
  Payroll related liabilities                       121,019        128,932
  Royalties payable                                 152,943         42,029
  Other current liabilities                          27,376         31,937
                                               ------------    -----------
  Total current liabilities                         726,752        363,722

Stockholders equity:
  Preferred stock, $.04 par value,
    Authorized 2,500,000 shares,
    no shares issued and outstanding
    in 1997 and 1996                                      0              0
  Common stock, $.004 par value,
    Authorized 12,500,000 shares,
    5,222,414 and 5,003,414 shares
    issued and outstanding at
    September 30, 1997 and
    December 31, 1996, respectively                  20,890         20,014
  Additional paid in capital                     13,996,305     13,327,672
  Accumulated deficit                           (12,959,624)   (11,140,456)
                                               ------------    -----------
Total stockholders' equity                        1,057,571      2,207,230
                                               ------------    -----------
                                               $  1,784,323    $ 2,570,952
                                               ============    ===========

                See accompanying notes to financial statements.


                       CELL ROBOTICS INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS
                                                         UNAUDITED
                                                    THREE MONTHS ENDED
                                               SEPTEMBER 30,  SEPTEMBER 30,
                                                   1997           1996
                                               -------------  -------------
Product Sales                                  $    188,003    $   129,682
Research and development grants                     105,720              0
                                               ------------    -----------
  Total revenues                                    293,723        129,682

Cost of goods sold                                 (133,961)       (94,187)
SBIR direct expenses                               (105,941)             0
                                               ------------    -----------
Total cost of goods sold                           (239,902)       (94,187)
                                               ------------    -----------
Gross profit                                         53,821         35,495
                                               ------------    -----------
Operating expenses:
  Salaries                                          148,449        148,009
  Payroll taxes and benefits                         31,983         17,638
  Rent and utilities                                 42,253         29,669
  Travel                                             35,505         22,420
  Depreciation and amortization                      24,875         28,922
  Professional fees                                 223,557         45,279
  Other operating expenses                          262,956        175,406
                                               ------------    -----------
  Total operating expenses                          769,578        467,343
                                               ------------    -----------
Loss from operations                           $   (715,757)   $  (431,848)

Other income (deductions):
  Rental income                                           0          5,400
  Interest income                                     3,237          3,197
  Interest expense                                     (207)          (466)
                                               ------------    -----------
 Total other                                          3,030          8,131
                                               ------------    -----------
Net Loss                                       $   (712,727)   $  (423,717)
                                               ============    ===========
Net Loss per common share                            (0.139)        (0.103)

Weighted average shares outstanding               5,142,403      4,100,697
                                               ============    ===========

                See accompanying notes to financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                           STATEMENTS OF OPERATIONS
                                                         UNAUDITED
                                                     NINE MONTHS ENDED
                                               SEPTEMBER 30,  SEPTEMBER 30,
                                                   1997           1996
                                               -------------  -------------
Product Sales                                  $    722,846    $   523,612
Research and development grants                     105,720         69,190
                                               ------------    -----------
  Total revenues                                    828,566        592,802

Cost of goods sold                                 (491,358)      (331,807)
SBIR direct expenses                               (105,941)       (69,190)
                                               ------------    -----------
Total cost of goods sold                           (597,299)      (400,997)
                                               ------------    -----------
Gross profit                                        231,267        191,805
                                               ------------    -----------
Operating expenses:
  Salaries                                          584,808        400,409
  Payroll taxes and benefits                         97,259         56,220
  Rent and utilities                                108,606         88,553
  Travel                                             80,793         51,854
  Depreciation and amortization                      79,222         79,893
  Professional fees                                 474,237        172,245
  Other operating expenses                          666,696        457,667
                                               ------------    -----------
  Total operating expenses                        2,091,621      1,306,841
                                               ------------    -----------
Loss from operations                           $ (1,860,354)   $(1,115,036)

Other income (deductions):
  Rental income                                      11,800         16,650
  Interest income                                    30,066         18,032
  Interest expense                                     (680)        (1,303)
                                               ------------    -----------
 Total other                                         41,186         33,379
                                               ------------    -----------
Net Loss                                       $ (1,819,168)   $(1,081,657)
                                               ============    ===========
Net Loss per common share                            (0.360)        (0.275)

Weighted average shares outstanding               5,054,026      3,926,416
                                               ============    ===========

                See accompanying notes to financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS
                                                         UNAUDITED
                                                     NINE MONTHS ENDED
                                               SEPTEMBER 30,  SEPTEMBER 30,
                                                   1997           1996
                                               -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net loss                                       $ (1,819,168)   $(1,081,657)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                    94,567         88,893
    Decrease (Increase) in
      accounts receivable                          (282,179)       293,984
    Decrease (Increase) in inventory               (114,837)      (125,074)
    Increase in other current assets                (44,699)        (1,737)
    Increase in current liabilities                 363,030        (30,146)
                                               ------------    -----------
Net cash used by operating activities            (1,803,286)      (855,737)
                                               ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Purchase of fixed assets                            (31,834)      (115,728)
Cash paid for the development or purchase
  of intangible assets                                    0        (62,701)
                                               ------------    -----------
Net cash used by investing activities               (31,834)      (178,429)
                                               ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Sale of common stock, net                           669,509              0
Proceeds from the exercise of warrants, net               0      2,002,312
Release of formerly restricted proceeds from
  a previous sale of common stock                         0        425,000
                                               ------------    -----------
Net cash provided by financing activities           662,339      2,427,312
                                               ------------    -----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS:                                (1,165,611)     1,393,146
----------------
Cash and cash equivalents:
  Beginning of period                             1,724,671        739,952
                                               ------------    -----------
  End of period                                $    559,060    $ 2,133,098
                                               ============    ===========

SUPPLEMENTAL INFORMATION:
------------------------
Fair market value of common stock issued for
  the acquisition of intangible assets                    0         41,561
Interest paid                                           680          1,303

                See accompanying notes to financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


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

(2)  Reclassification
     ----------------
     Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS OF CELL ROBOTICS INTERNATIONAL, INC.
        --------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


PLAN OF OPERATION - OVERVIEW
----------------------------
     In 1995, the Company first introduced its laser-based scientific research instruments which in 1996 were refined and redesigned into the modularized Cell Robotics Workstation. Sales of these scientific instruments during 1995 and 1996 were disappointing, resulting in significant operating losses in both periods. Given the limited market for the scientific research instruments, in January 1996, the Company acquired certain technology (see "Intellectual Property") which it has used to develop medical laser products for the clinical and consumer markets. Having now completed the development of the Lasette(-TM-) (skin perforator), the RevitaLase(-TM-) (skin resurfacer) and the IVF Workstation(-TM-), and having obtained initial regulatory clearances for limited domestic sales of the Lasette(-TM-) and RevitaLase(-TM-), Company intends to focus on domestic and international sales of its new products and concurrently complete the processes necessary for additional domestic and international regulatory clearances for those products. In view of the foregoing, it is unlikely that the Company's current financial condition or historical results of operations are indicative of future operating results.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)
-------------------------------------------------------------------------
     During the three month period ending September 30, the Company's total revenues increased 126.5%, from $129,682 during the 1996 period to $293,723 during the same period in 1997. The Company's gross margin as a percentage of total revenue decreased from 27.4% during the 1996 period to 18.3% during the 1997 period. However, gross profit increased $18,326 from $35,495 to $53,821, or 51.6%.

     Total operating expenses increased $302,235 or 64.7%, from $467,343 during the three month period ending September 30, 1996, to $769,578 during the comparable period in 1997. Professional fees and other operating expenses were the primary factors in this increase. Professional fees increased $178,278, or 393.7%, due primarily to professional design and engineering consulting fees relating to the Company's new medical products currently under development. Also the result of the Company's ongoing development efforts was a $87,550, or 49.9%, increase in other operating expenses. The Company also experienced smaller increases in rent and utilities, travel, and depreciation and amortization.

     The foregoing resulted in the Company's incurring a loss from operations of $715,757 during the three month period ending September 30, 1997, an increase of $283,909 over the $431,848 loss from operations incurred during the comparable period of 1996.

     During the three months ended September 30, other income and expenses decreased from a $8,131 net contribution to income during the period in 1996, to a $3,030 net contribution to income during the period in 1997. The primary factor in this decrease was the loss of rental income.

     The Company's net loss for the three months ended September 30, 1997 was $712,727, an increase of $289,010 over the net loss of $423,717 incurred during the comparable period of 1996. On a per weighted average share basis, this amounts to a $(0.139) loss per share during the third quarter 1997, compared to a $(0.103) loss per share during the third quarter of 1996. The weighted average common shares outstanding increased from 4,100,697 for the three months ended September 30, 1996 to 5,142,403 for the three months ended September 30, 1997.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996
---------------------------------------------------------------------------
     During the nine month period ended September 30, 1997, the Company's operating activities limited to continuing efforts to complete the development of its medical laser products, with product sales consisting of its scientific research instruments. Total revenues increased from $592,802 for the nine month period ended September 30, 1996 to $828,566 for the nine month period ended September 30, 1997, an increase of 39.8%. Cost of sales increased by approximately the same proportion as the increase in revenues. Research and development grant revenue increased as well, from $69,190 during the nine months ended September 30, 1996 to $105,720 during the nine month period ended September 30, 1997, an increase of 53%. As a result, the Company's gross profit for the nine months ended September 30, 1997 increased by 20.6%, from gross profit of $191,805 for the period ended September 30, 1996 to $231,267 for the period ended September 30, 1997.

     Total operating expenses for the nine month period increased from $1,306,841 for the period ended September 30, 1996 to $2,091,621 for the period ended September 30, 1997, an increase of $784,780, or 60.1%. This increase was principally attributable to costs related to the continuing design and development of the Company's medical laser products.
Specifically, salaries increased by $184,399, or 46.1%, due to the addition of personnel and increased wage rates. Payroll and benefits also increased in approximately the same proportion as salaries. Professional fees increased by $301,992, or 175.3%, principally as a result of professional design and engineering consulting fees related to the development of the Company's medical laser products. Other operating expenses also increased, from $457,667 during the nine months ended September 30, 1996 to $666,696 for the comparable period ended September 30, 1997, an increase of $209,029, or 45.7%. This increase is also related to the Company's accelerated product development activities during the period.

     During the nine month period ended September 30, 1997, other income and expenses also increased from a $33,379 net contribution to income for the nine month period ended September 30, 1996 to a $41,186 net contribution to income during the period ended September 30, 1997. This increase was due almost exclusively to an increase in interest income of $12,034, or 66.7%, realized from the Company's short term investment of the remaining proceeds from the sale of securities during the third quarter of 1996.

     As a result of the foregoing, the Company's net loss for the nine month period ended September 30, 1997 increased by $737,511, or 68.2%, from a net loss of $1,081,657 for the nine month period ended September 30, 1996 to a loss of $1,819,168 for the comparable period ended September 30, 1997. This resulted in a loss of $.36 per share on 5,054,026 weighted average shares outstanding for the nine months ended September 30, 1997 compared to a loss of $.28 per share on 3,926,416 weighted average shares outstanding for the comparable period ended September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Since its inception, the Company has relied principally upon the proceeds of both debt and equity financings to provide working capital for its product development and marketing activities and, to a lesser extent, the proceeds of two small SBIR grants. The Company has not been able to generate sufficient cash from operations and, as a consequence, additional financings have been required to fund ongoing operations. Initially, the Company relied upon one investor, Mitsui Engineering & Shipbuilding Company ("Mitsui"), a Japanese corporation, which provided, through a series of loans and stock purchases, in excess of $7 million in working capital. In 1995, the Company completed a private offering of equity in which it raised approximately $2.875 million.
As part of that private offering, the Company issued a series of warrants, whose exercise during the third quarter of 1996 resulted in an additional capital infusion of approximately $2 million. Finally, in connection with the private offering, the Company issued to Paulson, who served as placement agent, warrants exercisable for a period of five years to purchase 11.5 units at a price of $25,000 per unit, each unit consisting of 20,000 shares of Common Stock and 10,000 Class A Warrants (the "Placement Agent's Warrants"). As of the date of this Prospectus, none of the Placement Agent's Warrants have been exercised. Most recently, the Company completed a private sale of 200,000 shares for net proceeds of $630,500.

     Cash used in operations for the year ended in December 31, 1996 and nine months ended September 30, 1997 were $1,315,930, and $1,803,286, respectively. The primary reason for the increase in the negative cash flow from operations in the nine months ended September 30, 1997 as compared to prior periods is the increase in product development and operating expenses during that period.

     At its present level of research, development and product introduction, the Company requires approximately $200,000 per month to cover operating
expenses, in excess of cash flow currently generated from operations.   In
August, 1997, the Company sold in a private transaction to one investor 200,000 shares of Common Stock at a price of $3.25 per share. The proceeds of that private sale are being used to satisfy the Company's working capital requirements pending completion of this offering. The Company does not have any available commercial lines of credit or other sources of capital to satisfy its cash requirements until revenues from operations can be realized through future product introduction and sales. Accordingly, the Company will rely exclusively upon the proceeds of this offering to satisfy its working capital requirements for the foreseeable future.

     Cash provided by financing activities for the year ended December 31, 1996 and nine months ended September 30, 1997 were $2,444,812, and $669,509, respectively. These figures reflect the equity financings discussed above.

     The Company's liquidity and capital resources continued to decrease during the nine month period ended September 30, 1997, due primarily to the Company's ongoing operating losses.

     The Company's current ratio at September 30, 1997 was 2.1:1, compared to a current ratio of 6.1:1 on December 31, 1996. This decrease in liquidity is primarily due to a reduction of the Company's current assets, principally cash. Total assets decreased from $2,570,952 at December 31, 1996 to $1,784,323 at September 30, 1997, a decrease of $786,629, or 30.6%. Of this decrease, current assets accounted for $723,896, or 92.0%.

     The decrease in the Company's current assets of $723,896, or 32.6%, was the result of a large decrease in cash and cash equivalents which fell from $1,724,671 at December 31, 1996, to $559,060 at September 30, 1997, a decrease of $1,165,611 or 67.6%. This decrease in cash and cash equivalents was primarily the result of continuing operating losses. Slightly offsetting the decrease in cash and cash equivalents was an increase in accounts receivable of $282,179, from $69,845 at the end of fiscal 1996, to $352,024 at September 30, 1997. The increase in accounts receivable was primarily due to increased sales during the first nine months of fiscal 1997 of the Cell Robotics Workstation. Inventory increased in the amount of $114,837, or 28.1% to respond to increased sales. Finally, as a result of the pre-payment of a purchase commitment made to a supplier of a particular inventory component, other current assets increased from $19,121 to $63,820, an increase of 233.8%.


     During the nine month period ended September 30, 1997, the Company's total liabilities increased $363,030, from $363,722 at December 31, 1996 to $726,752 at September 30, 1997. Increases in accounts payable of $264,590, or 165%, and royalties payable of $110,914, or 264%, and a smaller increase in payroll related liabilities were slightly offset by a small decrease in other current liabilities of $4,561, or 14.3%. The Company did not have any long term liabilities on December 31, 1996 or September 30, 1997.

     As a result of the foregoing, the Company's working capital decreased from $1,858,088 at December 31, 1996 to $771,162 at September 30, 1997, a
decrease of $1,086,926. This decrease was due almost exclusively to the Company's operating loss incurred during the nine month period.

     The Company expects that its cash used in operating activities will increase in the near future. The timing of the Company's future capital requirements, however, cannot accurately be predicted. The Company's capital requirements depend upon numerous factors, principally the market acceptance of its new medical laser products. The Company will require additional financing, which it is planning to satisfy with the sale of equity securities through a secondary public offering. However, there can be no assurance that the public offering will be successful. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations, which would have a material adverse effect upon the Company's business, financial condition and results of operation.


NET OPERATING LOSS CARRYFORWARDS
--------------------------------
     At December 31, 1996, the Company had a net operating loss carryforward for income tax purposes of approximately $10,000,000, which expires beginning in 2006. Under the Tax Reform Act of 1986, the amounts of and the benefits from net operating loss carryforwards are subject to certain limitations in the amount of net operating losses that the Company may utilize to offset future taxable income. It is likely that the ownership changes in 1995 in connection with the Acquisition (as hereafter defined) will limit the use of this net operating loss carryforward under applicable Internal Revenue Service regulations.


EARNINGS PER SHARE
------------------
     In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share." SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the currently required presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic and diluted EPS computations to the financial statements issued for periods ending after December 15, 1997, and early application is not permitted. Upon adoption, SFAS 128 requires restatement of prior period EPS presented to conform to the requirements of SFAS 128. Management believes the adoption of SFAS 128 will not have a material effect on the Company's previously-issued financial statements.


COMPREHENSIVE INCOME
--------------------
     In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expense, gains, and losses) in a full set of general purposes financial statements. Specifically, SFAS 130 requires that all items that meet the definition of components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. However, SFAS 130 does not specify when to recognize or how to measure the items that make up comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997, and early application is permitted. SFAS 130 requires reclassification of financial statements for all periods presented for comparative purposes. Management believes the adoption of SFAS 130 will not have a material effect on the Company's future financial statements.


REPORTING FOR SEGMENTS
----------------------
     In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 supersedes the "industry segment" concept of SFAS 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and early application is permitted. Management believes the adoption of SFAS 131 will not have a material effect on the Company's future financial statements.

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          No legal proceedings were filed on behalf of or against the Company, nor were any claims made, during the quarter ended September 30, 1997. However, in October 1997, a civil action was brought by Venisect, Inc. against the Company in the United States District Court of the Eastern District of Arkansas, Case No. LR-C-97-877 (the "Lasette(-TM-) Litigation") in which Venisect claims that the Company's compact, lightweight, portable skin perforator, known as the Lasette(-TM-), infringes a U.S. patent underlying Venisect's competitive laser skin perforator. The Company and its advisors, including patent counsel, have conducted a comprehensive investigation of the basis of the claims underlying the Lasette(-TM-) Litigation and believe that the Lasette(-TM-) does not infringe upon the Venisect U.S. patent or any of its related foreign patents. The Company intends to vigorously defend the claims being asserted in the Lasette(-TM-) Litigation.


ITEM 2.   CHANGES IN SECURITIES

          None.


ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:

               Exhibit 27     Financial Data Schedule

          Reports on Form 8-K:

               None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CELL ROBOTICS INTERNATIONAL, INC.



Dated:     November 19, 1997       By:  /s/ Ronald K. Lohrding
          -------------------           --------------------------------------
                                        Ronald K. Lohrding, President



Dated:     November 19, 1997       By:  /s/ Jean Scharf
          -------------------           --------------------------------------
                                        Jean Scharf, Chief Financial Officer