Form 10QSB/A
period 1997-09-30
CELL ROBOTICS INTERNATIONAL INC
filed 1998-01-12
CIK 845291

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

                      CELL ROBOTICS INTERNATIONAL, INC.
                               BALANCE SHEETS
                                                                AS OF
                                                9-30-97         AS OF
                                              (UNAUDITED)     12-31-96
                                             ------------   ------------
ASSETS:
------
Current assets:
  Cash and cash equivalents                  $    559,060    $ 1,724,671
  Accounts receivable, net of allowance
    for doubtful accounts of $1,841               352,024         69,845
  Inventory                                       523,010        408,173
  Ot  her                                          63,820         19,121
                                             ------------    -----------
  Total current assets                          1,497,914      2,221,810

Property and equipment, net                       214,895        256,635

Other assets, net                                  71,514         92,507
                                             ------------    -----------
                                             $  1,784,323    $ 2,570,952
                                             ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
------------------------------------
Current liabilities:
  Accounts payable                           $    605,414    $   160,824
  Payroll related liabilities                     121,019        128,932
  Royalties payable                               152,943         42,029
  Other current liabilities                        27,376         31,937
                                             ------------    -----------
  Total current liabilities                       906,752        363,722

Stockholders equity:
  Preferred stock, $.04 par value,
    Authorized 2,500,000 shares,
    no shares issued and outstanding
    in 1997 and 1996                                    0              0
  Common stock, $.004 par value,
    Authorized 12,500,000 shares,
    5,222,414 and 5,003,414 shares
    issued and outstanding at
    September 30, 1997 and
    December 31, 1996, respectively                20,890         20,014
  Additional paid in capital                   13,996,305     13,327,672
  Accumulated deficit                         (13,139,624)   (11,140,456)
                                             ------------    -----------
Total stockholders' equity                        877,571      2,207,230
                                             ------------    -----------
                                             $  1,784,323    $ 2,570,952
                                             ============    ===========


               See accompanying notes to financial statements.


                      CELL ROBOTICS INTERNATIONAL, INC.
                          STATEMENTS OF OPERATIONS
                                                       UNAUDITED
                                                  THREE MONTHS ENDED
                                             SEPTEMBER 30,  SEPTEMBER 30,
                                                 1997           1996
                                             -------------  -------------
Product Sales                                $    188,003    $   129,682
Research and development grants                   105,720              0
                                             ------------    -----------
  Total revenues                                  293,723        129,682

Cost of goods sold                               (133,961)       (94,187)
SBIR direct expenses                             (105,941)             0
                                             ------------    -----------
Total cost of goods sold                         (239,902)       (94,187)
                                             ------------    -----------
Gross profit                                       53,821         35,495
                                             ------------    -----------

Operating expenses:
  Salaries                                        148,449        148,009
  Payroll taxes and benefits                       31,983         17,638
  Rent and utilities                               42,253         29,669
  Travel                                           35,505         22,420
  Depreciation and amortization                    24,875         28,922
  Professional fees                               223,557         45,279
  Other operating expenses                        262,956        175,406
                                             ------------    -----------
  Total operating expenses                        769,578        467,343
                                             ------------    -----------
Loss from operations                         $   (715,757)   $  (431,848)

Other income (deductions):
  Rental income                                         0          5,400
  Interest income                                   3,237          3,197
  Interest expense                                   (207)          (466)
                                             ------------    -----------
 Total other                                        3,030          8,131
                                             ------------    -----------
Net Loss                                     $   (712,727)   $  (423,717)
                                            =============    ===========
Net Loss per common share                          (0.139)        (0.103)

Weighted average shares outstanding             5,142,403      4,100,697
                                             ============    ===========

               See accompanying notes to financial statements.

                      CELL ROBOTICS INTERNATIONAL, INC.
                          STATEMENTS OF OPERATIONS
                                                       UNAUDITED
                                                   NINE MONTHS ENDED
                                             SEPTEMBER 30,  SEPTEMBER 30,
                                                 1997           1996
                                             -------------  -------------
Product Sales                                $    722,846    $   523,612
Research and development grants                   105,720         69,190
                                             ------------    -----------
  Total revenues                                  828,566        592,802

Cost of goods sold                               (491,358)      (331,807)
SBIR direct expenses                             (105,941)       (69,190)
                                             ------------    -----------
Total cost of goods sold                         (597,299)      (400,997)
                                             ------------    -----------
Gross profit                                      231,267        191,805
                                             ------------    -----------

Operating expenses:
  Salaries                                        584,808        400,409
  Payroll taxes and benefits                       97,259         56,220
  Rent and utilities                              108,606         88,553
  Travel                                           80,793         51,854
  Depreciation and amortization                    79,222         79,893
  Professional fees                               474,237        172,245
  Other operating expenses                        846,696        457,667
                                             ------------    -----------
  Total operating expenses                      2,271,621      1,306,841
                                             ------------    -----------
Loss from operations                         $ (2,040,354)   $(1,115,036)

Other income (deductions):
  Rental income                                    11,800         16,650
  Interest income                                  30,066         18,032
  Interest expense                                   (680)        (1,303)
                                             ------------    -----------
 Total other                                       41,186         33,379
                                             ------------    -----------
Net Loss                                     $ (1,999,168)   $(1,081,657)
                                             ============    ===========
Net Loss per common share                          (0.396)        (0.275)

Weighted average shares outstanding             5,054,026      3,926,416
                                             ============    ===========


               See accompanying notes to financial statements.

                      CELL ROBOTICS INTERNATIONAL, INC.
                          STATEMENTS OF CASH FLOWS
                                                       UNAUDITED
                                                   NINE MONTHS ENDED
                                             SEPTEMBER 30,  SEPTEMBER 30,
                                                 1997           1996
                                             -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net loss                                     $ (1,999,168)   $(1,081,657)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                  94,567         88,893
    Decrease (Increase) in
      accounts receivable                        (282,179)       293,984
    Decrease (Increase) in inventory             (114,837)      (125,074)
    Increase in other current assets              (44,699)        (1,737)
    Increase in current liabilities               543,030        (30,146)
                                             ------------    -----------
Net cash used by operating activities          (1,803,286)      (855,737)
                                             ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Purchase of fixed assets                          (31,834)      (115,728)
Cash paid for the development or purchase
  of intangible assets                                  0        (62,701)
                                             ------------    -----------
Net cash used by investing activities             (31,834)      (178,429)
                                             ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Sale of common stock, net                         669,509              0
Proceeds from the exercise of warrants, net             0      2,002,312
Release of formerly restricted proceeds from
  a previous sale of common stock                       0        425,000
                                             ------------    -----------
Net cash provided by financing activities         662,339      2,427,312
                                             ------------    -----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS:                              (1,165,611)     1,393,146
----------------
Cash and cash equivalents:
  Beginning of period                           1,724,671        739,952
                                             ------------    -----------
  End of period                              $    559,060    $ 2,133,098
                                             ============    ===========
SUPPLEMENTAL INFORMATION:
------------------------
Fair market value of common stock issued for
  the acquisition of intangible assets                  0         41,561
Interest paid                                         680          1,303

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


     Total operating expenses for the nine month period increased from $1,306,841 for the period ended September 30, 1996 to $2,271,621 for the period ended September 30, 1997, an increase of $964,780, or 73.8%. This increase was principally attributable to costs related to the continuing design and development of the Company's medical laser products. Specifically, salaries increased by $184,399, or 46.1%, due to the addition of personnel and increased wage rates. Payroll and benefits also increased in approximately the same proportion as salaries. Professional fees increased by $301,992, or 175.3%, principally as a result of professional design and engineering consulting fees related to the development of the Company's medical laser products. Other operating expenses also increased, from $457,667 during the nine months ended September 30, 1996 to $846,696 for the comparable period ended September 30, 1997, an increase of $389,029, or 85.0%. This increase is also related to the Company's accelerated product development activities during the period and the termination of a license and development agreement.


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



     As a result of the foregoing, the Company's net loss for the nine month period ended September 30, 1997 increased by $917,571, or 84.8%, from a net loss of $1,081,657 for the nine month period ended September 30, 1996 to a loss of $1,999,168 for the comparable period ended September 30, 1997. This resulted in a loss of $.40 per share on 5,054,026 weighted average shares outstanding for the nine months ended September 30, 1997 compared to a loss of $.28 per share on 3,926,416 weighted average shares outstanding for the comparable period ended September 30, 1996.



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


     The Company's current ratio at September 30, 1997 was 1.7:1, compared to a current ratio of 6.1:1 on December 31, 1996. This decrease in liquidity is primarily due to a reduction of the Company's current assets, principally cash. Total assets decreased from $2,570,952 at December 31, 1996 to $1,784,323 at September 30, 1997, a decrease of $786,629, or 30.6%.
Of this decrease, current assets accounted for $723,896, or 92.0%.


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


     During the nine month period ended September 30, 1997, the Company's total liabilities increased $543,030, from $363,722 at December 31, 1996 to $906,752 at September 30, 1997. Increases in accounts payable of $444,590, or 16.4%, and royalties payable of $110,914, or 264%, and a smaller increase in payroll related liabilities were slightly offset by a small decrease in other current liabilities of $4,561, or 14.3%. The Company did not have any long term liabilities on December 31, 1996 or September 30, 1997.



     As a result of the foregoing, the Company's working capital decreased from $1,858,088 at December 31, 1996 to $591,162 at September 30, 1997, a
decrease of $1,266,926. This decrease was due almost exclusively to the Company's operating loss incurred during the nine month period.


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

                                 CELL ROBOTICS INTERNATIONAL, INC.



Dated:   January 12, 1998        By:  /s/ Ronald K. Lohrding
        -------------------           --------------------------------------
                                      Ronald K. Lohrding, President



Dated:   January 12, 1998        By:  /s/ Jean M. Scharf
        -------------------           --------------------------------------
                                      Jean M. Scharf, Chief Financial
                                      Officer