Form 10KSB
period 1997-12-31
CELL ROBOTICS INTERNATIONAL INC
filed 1998-04-03
CIK 845291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                         For the fiscal year ended December 31, 1997

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [No Fee Required]

          For the transition period from ________ to _______

                       Commission file number:  0-27840


                       CELL ROBOTICS INTERNATIONAL, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

 Colorado                                                   84-1153295
--------------------------------                      -----------------------
(State or other jurisdiction                            I.R.S. Employer
of incorporation or organization)                    Identification Number

2715 Broadbent Parkway N.E., Albuquerque, New Mexico               87107
----------------------------------------------------                ---------
     (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:  (505) 343-1131
                                                  ------------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class         Name of each exchange on which registered
     -------------------         -----------------------------------------
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

The Issuer's total revenues for the fiscal year ended December 31, 1997 were $1,037,723.

As of March 27, 1998, the aggregate market value of the Common Stock of the Registrant based upon the closing bid price of the Common Stock as quoted on the OTC Electronic Bulletin Board held by non-affiliates of the Issuer was $9,264,713. As of March 27, 1998, 5,245,414 shares of Common Stock of the Issuer were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant hereby incorporates herein by reference the following documents:

PART III
--------
     Item 9.   Directors and Executive Officers of the Registrant.

     Item 10.  Executive Compensation.

     Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     Item 12.  Certain Relationships and Related Transactions.

     The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed in an amendment within 120 days of December 31, 1997.

PART IV - EXHIBITS
------------------
1. Incorporated by reference from the Company's Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 which was declared effective by the Commission on February 2, 1998, SEC File No. 333-40895.

2. Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Commission on April 15, 1997.

3. Incorporated by reference from the Company's Post-Effective Amendment No. 1 to Registration Statement on Form SB-2 filed with the Commission on July 15, 1996, SEC File No. 33-80347.

4. Incorporated be reference from the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, which was declared effective by the Commission on February 14, 1996, SEC File No. 33-80347.

5. Incorporated by reference from the Company's Current Report on Form 8-K dated February 23, 1995, as filed with the Commission on March 10, 1995, SEC File No. 33-26467.

ITEM 1.  BUSINESS
-----------------

OVERVIEW
--------
     The Company has developed, and is preparing to manufacture, market and sell, a number of sophisticated laser-based medical devices. The Lasette(-TM- ), a compact, lightweight, portable skin perforator, has been designed to permit nearly painless sampling of capillary blood in both clinical and home settings for the purpose of subsequent glucose or hematocrit testing. The RevitaLase(-TM-) is a modularly-designed laser-based system for dermatological use which incorporates the laser in the hand-piece. Its design allows for interchangeable, hand-pieces each with a laser having a different wavelength suitable for specific applications to be driven by a common base unit containing computer controls, power supply and cooling system. The initial erbium:YAG laser for the RevitaLase(-TM-) has been designed for cosmetic uses such as skin resurfacing and wrinkle removal and may find added applications in scar revisioning and burn debridement. The IVF Workstation" utilizes a microscope, computer-controlled stages and a solid-state laser to enhance human assisted reproduction techniques. Both the Lasette(-TM-) and RevitaLase(-TM-) will require a disposable shield or disposable delivery tip each time the laser is used. These disposables will be manufactured for and sold by the Company. The new laser-based medical devices utilize core technologies and management skills developed by the Company in connection with its Cell Robotics Workstation, a laser scientific instrument which transforms a microscope from a viewing device into a tool for physically manipulating and microdissecting living cells. The Company believes that the markets for its new medical laser devices are broader than for its scientific instruments and that its future growth will depend, primarily, on market acceptance of these laser-based medical devices.

     The erbium:YAG laser handpiece for the RevitaLase(-TM-) has received Food and Drug Administration ("FDA") clearance for use in dermatological and surgical applications. It is undergoing continuing testing to finalize protocols. The Lasette(-TM-) is a substitute for the stainless steel lancet now used for capillary blood sampling. In clinical settings the Company believes that the Lasette(-TM-) will lessen the spread of, and the fear among healthcare workers of contracting, infectious diseases through inadvertent needle sticks while also reducing the problems of sharps disposal. The Lasette(-TM-) has received FDA clearance for capillary blood and glucose sampling from all adults, including diabetics, in clinical settings. However, the Company believes that another principal market for the Lasette(-TM-) will be for home use by diabetics. Diabetics are often required to take multiple blood samples each day and many diabetics develop permanent finger-tip soreness and calluses from recurrent blood sampling. The Company has applied for FDA clearance for use of the Lasette(-TM-) on diabetic children. The Company will also apply for FDA clearance of Lasette(-TM-) sales for diabetic home use. No assurances can be given that these additional FDA clearances will be received. The Company began shipping a limited number of the Lasette(-TM-) demo units for clinical use during the first quarter of 1998.

     The IVF Workstation has three basic applications: first, for measuring, assessing and storing in computer memory the various properties of a human egg to assess its suitability for fertilization; second, to mechanically inject sperm into an egg; and third, to pierce the outer shell of a fertilized egg with a laser to facilitate "hatching" and promote embryo development and successful pregnancy. In the United States, FDA clearance is required for sale of the IVF Workstation. Clinical trials necessary to obtain the data required for application for such clearance have recently begun and the Company expects they will take at least one year to complete. However, no assurance can be given that FDA clearance will ever be obtained for use of the IVF Workstation for laser-assisted hatching. The IVF Workstation can be marketed in the European Community and the Company is applying for the CE Mark necessary for sales. The first order for an IVF Workstation has been delivered to an IVF clinic in Tunisia.

     The Company's growth plan is to concentrate its resources on the development of the clinical and home markets for its laser-based medical devices. The Company intends to market the Lasette(-TM-) through strategic alliances with major distributors serving the diabetic and clinical markets, supplemented by distribution arrangements with regional distributors and direct sales by the Company. The Company intends to market the RevitaLase(-TM- ) with its erbium:YAG laser head by establishing an OEM relationship or technology transfer with a major manufacturer of CO2 and other medical laser systems for the aesthetic market. The IVF Workstation and the Cell Robotics Workstation will be marketed and sold over the internet and through other direct selling methods by the Company, and through manufacturers representatives, except that in the United States the IVF Workstation will not be offered for laser-assisted hatching until after FDA clearance is obtained.


HISTORY
-------
     Cell Robotics Inc. ("CRI") was organized in 1988 under the laws of the State of New Mexico to develop and commercialize the discoveries embodied in the AT&T Patent (defined below) as well as related technologies. See "Intellectual Property Patents and Licenses." In 1991, it obtained a non-exclusive license covering the AT&T Patent and, using funding provided by Mitsui Engineering & Shipbuilding ("Mitsui"), a Japanese corporation, began developing instruments using those technologies. In 1994, the license with AT&T was converted from non-exclusive to exclusive. In February 1995, Intelligent Financial Corporation ("IFC"), the shares of which were publicly traded, acquired 100% of the issued and outstanding shares of Common Stock of CRI in a transaction treated as a reverse merger (the Acquisition), and subsequently changed its name to "Cell Robotics International, Inc."


BUSINESS STRATEGY
-----------------
     The Company has developed a business strategy to provide a line of technologically-advanced proprietary laser-based medical devices and laser research instruments for both clinical and consumer markets. The Company's goal is to provide advanced laser-based medical devices that provide superior safety, efficacy and comfort at competitive prices. The key components of this business strategy include:


          Exploit Proprietary Technology.
          ------------------------------
          Through its patents, licenses and know-how, the Company has developed, and plans to continue to improve, sophisticated laser-based technology for medical applications.

          Develop Market Recognition.
          --------------------------
          The Company plans to position its laser-based medical devices as the preferred technological solution to clearly-defined medical needs.

          Establish Exclusive Distribution Channels.
          -----------------------------------------
          The Company plans to enter into exclusive distribution agreements with large, well-established manufacturers and distributors of medical products to take advantage of existing distribution channels and name recognition.

          Rapidly Expand Capacity to Assemble Products.
          --------------------------------------------
          The Company is committed to rapidly expand its manufacturing capacity to assemble some of its laser-based medical devices. Through a combination of outsourcing for components, OEM (Original Equipment Manufacturer) relationships and internal assembly capacity, the Company plans to be prepared to respond efficiently to market demand for its new products.

          Through the implementation of the foregoing, the Company hopes to become a leader in the development and sale of technologically sophisticated laser-based medical devices that respond to the rapidly increasing market demand for products that offer more effective, safer and less painful solutions than conventional procedures.


PRODUCTS
--------

     Lasette(-TM-)
     --------
          Description.
          -----------
          The Lasette(-TM-) is a compact, lightweight, portable skin perforator that uses a laser to pierce the skin on a fingertip to permit the taking of capillary blood samples for the purpose of subsequent glucose and hematocrit testing. The Lasette(-TM-) is designed to reduce patient discomfort, and the Company believes it is a safer and cleaner process than the lancet or pinprick method now in use. As a result, the Company believes the Lasette(-TM-) can replace stainless steel lancets in certain applications which contribute to large quantities of medical sharps and blood-infected medical waste that pose the risk of cross-contamination to both the clinician as well as the patient.

          The present generation of the Lasette(-TM-) is approximately the size of a video cassette and consists of a battery-driven primary perforator unit, a recharger and wall mount. The next generation Lasette(-TM-) is currently under design and development and, when completed (projected sometime in the fourth quarter of 1998), will be the approximate size of a handheld cellular telephone. To protect the lens of the laser, enhance its safety and reduce the risk of inadvertent transmission of disease, the Lasette(-TM-) requires the use of a disposable plastic shield for each perforation, which the Company has manufactured on an OEM basis. The Company expects to initially sell the Lasette(-TM-) for $2,000 and the shields for $3.00 for a box of 25.


          Markets.
          -------
          The Lasette(-TM-) is a product that addresses the collection of capillary blood from fingertips, which according to industry data is a procedure that is performed approximately one billion times a year in homes, hospitals, clinics and doctors' offices. Capillary blood sampling is performed in virtually all clinical settings, including hospitals, dialysis clinics, blood banks, nursing facilities, home health agencies and physicians' offices. Data indicates that in the United States alone, there are 7,500 hospitals and 46,000 other clinical sites performing routine daily capillary blood sampling. Currently the most commonly used device for capillary blood sampling is the stainless steel lancet. In the hospital setting, inadvertent transmission of disease from accidental lancet sticks is a recognized problem. The Company believes that the Lasette(-TM-) can substantially reduce the pain and trauma involved in this procedure and the risk of inadvertent cross-contamination for both the clinician and the patient.

          While the Company believes that the potential clinical market for the Lasette(-TM-) is significant, a substantially greater opportunity lies in the worldwide consumer market of persons afflicted with diabetes. Diabetics throughout the world are required to take capillary blood samples in order to monitor their blood sugar levels on average four times per day. The recurring fingersticks become painful and annoying when performed on a daily basis, causing many patients to test less frequently than prescribed by their physicians. The Company believes that, if it can obtain the necessary regulatory clearances for home use by diabetics, of which there can be no assurance, the Lasette(-TM-) can reduce the pain and trauma involved in this procedure and provide valuable assistance to such patients.

          Marketing and Distribution.
          --------------------------
          Initial marketing targets will be hospitals, clinics, and physicians' offices, where sales of multiple units will be possible. The Company has designed a sales, marketing and distribution program for the Lasette(-TM-) which includes (i) strategic alliances with worldwide distributors already serving the worldwide diabetic and other clinical markets, (ii) direct sales by the Company and (iii) arrangements with smaller regional distributors in specific world market segments. The Company is engaged in discussions with large companies that already have a presence in the worldwide diabetic products market. Finalizing those arrangements will depend upon the satisfactory delivery and testing of Lasettes(-TM-) to permit the distributor to verify product performance and regulatory clearances for diabetic use. In addition to the Company's efforts to establish major distribution arrangements, the Company has existing distributorships in South Korea and Singapore, with sales expected to begin in these locations in the second quarter of 1998. Discussions are also under way with large distributors of diabetic products in China and Japan.

          Manufacturing.
          -------------
          In August 1996, the Company established a strategic development and production alliance with Big Sky Laser Technologies, Inc. ("BSLT"), an OEM manufacturer and developer of laser-based medical devices in Montana. BSLT is a recognized laser OEM manufacturer that has agreed to comply with FDA, ISO 9001 and other regulatory requirements. BSLT will begin full-scale manufacture of the Lasette(-TM-) for the Company in May, 1998. In March, 1998, the Company and BSLT entered into negotiations to finalize an agreement detailing the continued involvement of BSLT and the Company in the development, manufacturing and distribution of the Lasette(-TM-) and associated accessories.

          Competition.
          -----------
          The Lasette(-TM-) represents a technological alternative to the traditional stainless steel lancet for routine capillary blood sampling. It eliminates the risk of cross-contamination and attendant indirect costs, and has been designed to reduce the pain, fear and anxiety associated with blood sampling. It also eliminates the cost and risk of lancet waste disposal.

          While each stainless steel lancet costs only pennies, the Company believes that by eliminating the associated indirect costs of their use described above, the Lasette(-TM-) can be successfully marketed at an initial end price of $2,000 per unit. The Company plans to introduce a second generation Lasette(-TM-) at a lower price.

          The only other commercialized approach to laser-based capillary blood sampling that has come to the attention of the Company is a laser skin perforator developed by Venisect (now called "Transmedica"). The Company is aware from industry sources, however, that the Venisect laser is substantially larger than the Lasette(-TM-), more expensive and, most significantly, as of March, 1998, has not been cleared by the FDA for use by diabetics. In
October 1997, Venisect, Inc. ("Venisect") commenced a patent infringement action (the "Venisect Litigation") in which it claimed the Lasette(-TM-) infringed the U.S. patent underlying Venisect's competitive skin perforator. The United States District Court for the Eastern District of Arkansas (the "Court") subsequently dismissed the Venisect Litigation, without prejudice, due to lack of personal jurisdiction and improper venue. The Court's ruling does not prevent Venisect from re-filing in a proper jurisdiction at a later date. The Company has investigated the Venisect patent with its advisors, including patent counsel, and believes that no basis for any infringement claim exists. Accordingly, while there can be no assurance of the ultimate outcome of the Venisect Litigation, the Company does not believe that the Venisect Litigation will have a material adverse effect upon the Company's business, results of operations or financial condition. See "Legal Proceedings."

          The development of new advanced technologies for determining and/or controlling glucose levels in diabetic patients is a focus of many corporate research and development efforts throughout the world. Several companies are developing glucose testing products based on non-invasive technologies, using skin patches and diode-pumped lasers. To the Company's knowledge, none of these products has received FDA clearance for sales in the United States. However, if these products are approved for sale and become commercially available in the United States in the future, they could have a material adverse effect on sales of the Lasette(-TM-) and, as a result, on the business and financial condition of the Company.

          Regulatory Status.
          -----------------
          The Lasette(-TM-) obtained FDA clearance for clinical use for all adults to permit capillary blood sampling, including diabetics, in October 1997. In addition, the Company has begun clinical studies for additional applications for clearance for children in clinical settings and home use for all ages. The studies for juvenile patients were submitted March 30, 1998, and the FDA is required to respond by July 30, 1998. The Company expects to submit data to the FDA to receive clearance for use in the home by May 15, 1998.


     Revitalase(-TM-)
     -----------
          Description.
          -----------
          Aesthetic procedures are performed worldwide to remove wrinkles and other cosmetic blemishes. The Company's newly-developed RevitaLase(-TM-) is a sophisticated skin resurfacing laser that introduces a new modular design and concept to clinicians performing aesthetic surgery. The unit is small, portable and operates on standard 110 volt wall current so that the clinicians and their staff can easily move the system within a facility or from office to office. The Company's solid state laser system will consist of a portable, erbium:YAG laser with a variable power supply, cooling system and disposable delivery tip. The most distinguishing feature of the system will be the location of the laser in the handpiece, which will eliminate the need for the expensive delivery systems, such as wave guides, optical fibers or articulated arms, that make competing systems heavy and expensive. This design offers numerous advantages to the clinician, including a substantial cost savings from other products currently available, as well as the use of interchangeable laser heads using different crystals that permit the same unit to be used for multiple dermatological applications such as wrinkle removal, scar revision, hair removal and tattoo removal.

          The Company has completed manufacture of prototype RevitaLase(-TM-) units which are currently available to potential distributors for evaluation.

          Markets.
          -------
          In January 1995, CO2 laser technology was introduced that could remove wrinkles much more effectively than the topical treatments then available and at substantially less cost than surgery. CO2 lasers quickly emerged as the predominant new treatment for wrinkles and over 20 companies began selling lasers for this application. According to Medical Laser Insight, through 1996 over 4,000 units have been sold worldwide, generating over $200 million in revenue.

          Market expansion for CO2 lasers has been hampered by the extended healing times, high cost, inability to treat skin colors other than Caucasian, and other product limitations. In March 1997, new erbium lasers were introduced. The use of erbium:YAG lasers has been shown to shorten the healing times and be safe to treat most skin pigmentations.

          Skin resurfacing is one of the fastest growing fields in dermatology, with approximately 25,000 dermatologists, plastic surgeons and general physicians qualified to do skin resurfacing procedures in the United States. Industry data suggests that there are over 70,000 licensed physicians in the United States practicing in areas of dermatology, plastic surgery, otolaryngology (ENT), ocular plastic surgery and general practice who collectively performed more than 46,000 laser resurfacings during 1996. In addition, because the erbium:YAG laser has been proven effective on most skin colors, the Company believes that the RevitaLase(-TM-) can be marketed successfully in many heretofore unserved areas, such as Asia, South America and the Middle East. The Company believes that the advantages of the erbium laser plus the low price of the Company's laser system will allow it to capture greater market share in international markets.

          Traditionally, cosmetic removal of wrinkles and other skin treatments have been administered by dermatologists, plastic surgeons and other physicians. Sales of skin resurfacing lasers have in the past been primarily to hospitals and clinics that could afford the high cost of the lasers. Because of their cost, single physician or group practice sales have been limited in most instances to high volume practices or to physicians who are willing to invest in new technology. The Company believes that at the RevitaLase(-TM-)'s expected price point of $30,000 to $35,000 per unit, the RevitaLase(-TM-) will be attractive to single physician and small group practices.

          Marketing and Distribution.
          --------------------------
          The Company's primary distribution strategy for the RevitaLase(-TM-) involves the establishment of an OEM relationship or technology transfer with a major manufacturer and distributor of medical laser systems in the aesthetic market. Under these types of arrangements, potential partners would use their existing presence in the market to promote and sell the RevitaLase(-TM-) under their own brand name. The Company is currently contacting various companies; however, as of the date of this Report, no definitive agreements, commitments or understandings exist with any third party, and there can be no assurance that the Company will be successful in these efforts.

          Manufacturing.
          -------------
          The Company will outsource the manufacture of certain components of the RevitaLase(-TM-) and then complete the final assembly and delivery of the finished product. The Company has remodeled a portion of its existing facility and will purchase the fixed assets necessary to assemble the RevitaLase(-TM-) internally, with a projected capacity of 30 units per month. All manufacturing must be in conformity with the requirements of the FDA MDQS, the European Community's ISO 9001 and other applicable requirements.

          Competition.
          -----------
          The worldwide market for laser skin resurfacers is characterized by the dominance of several large, well-established competitors, including Coherent, Inc., LaserScope, Inc., Sharplan Lasers, Inc., Laser Industries, Ltd., ESC Medical Systems, Ltd., and Continuum Biomedical, Inc. These manufacturers already have achieved varying degrees of market penetration with the first generation of CO2 lasers and are in a position to offer their existing and expanding markets significant advantages by upgrading to the technology offered by the RevitaLase(-TM-).

          Erbium:YAG lasers have recognized advantages over the CO2 lasers previously marketed to clinicians performing aesthetic surgery. Healing times of patients treated with erbium lasers are four to 14 days while CO2 lasers can take as long as six weeks to three months. In addition, clinical trials suggest that the erbium wavelength of the laser may enhance healing and reduce thermal damage.

          Because of their clinical and aesthetic advantages, erbium:YAG laser systems currently are the best selling lasers in the skin resurfacing market. The erbium:YAG skin resurfacers which are currently available range in price from $40,000 to $115,000 per unit. The Company believes that it can profitably manufacture and market a RevitaLase(-TM-) for $30,000 to $35,000 per unit, giving it a significant price advantage over existing competition.

          Regulatory Status.
          -----------------
          In July 1997, the Company received all necessary FDA clearances for marketing and sales of the RevitaLase(-TM-) for dermatological and surgical applications.


     In Vitro Fertilization Workstation
     ----------------------------------
          Description.
          -----------
          The IVF Workstation is a computer-controlled multi-functional workstation that combines for the first time a technological solution to both the functional and informational requirements of clinicians working in the IVF environment. Utilizing a microscope, computer-controlled motorized stage, video camera, sophisticated laser-based technology and data storage and retrieval systems, the IVF Workstation permits standardized evaluation, measurement and diagnosis of eggs and embryos, sperm injection and laser-assisted embryo hatching in one integrated system. With its computer hardware and software, the IVF Workstation also permits the detailed cataloguing and documentation of each IVF procedure and the organization and retrieval of data and other information.

          The Company plans to offer the IVF Workstation in various configurations, including a standard platform plus optional laser modules and a pair of micromanipulators and/or micro syringe pumps for sperm injection. The computer controls the pumps used for sperm injection, positions and fires the laser and documents each step with a video image in a Microsoft(- Registered Mark-)Word document.

          IN VITRO fertilization is a rapidly-growing area of human fertility treatment. However, success rates with current procedures vary significantly from clinic to clinic. While sperm injection is a technique commonly used by IVF clinics, it has been found that problems encountered in embryo hatching often contribute to infertility and poor success rates. An IVF clinic's reputation is dependent upon the number of successful pregnancies it is able to achieve. The IVF Workstation is designed to improve success rates for clinics and IVF patients. Initial animal trials have demonstrated improved success rates utilizing the IVF Workstation with its laser-assisted hatching. Using laser-assisted hatching, the Company believes that IVF clinics will have the ability to provide substantially improved success rates with fewer IVF cycles, thereby also reducing costs. The complete IVF Workstation can currently be sold in most of the world, excluding the United States and Japan. After receiving the CE Mark, the Company will be able to sell the product in the European Community, and much of the rest of the world follows the European Community guidance. The Company has delivered its first order to an IVF clinic in Tunisia.

          Markets.
          -------
          The market for the IVF Workstation consists of the more than 1,300 clinics worldwide that treat infertility, approximately 300 of which are located in the United States. Worldwide these clinics conduct approximately 100,000 IVF treatment cycles a year. At an average cost of $5,000 per treatment cycle, it is estimated that over $500 million is spent annually at these clinics. It is believed that the IVF Workstation will substantially increase success rates and reduce the time and cost required to successfully complete a fertility treatment cycle, thereby increasing profits and revenue to the clinician.

          Marketing and Distribution.
          --------------------------
          The IVF Workstation is expected to receive the CE Mark by April, 1998. Clinical trials for FDA clearance for marketing in the United States have begun in Europe, Australia, Israel and, more recently in the United States. The Company hopes that the improved success rate experienced by foreign clinics will have the effect of stimulating interest in the product in domestic markets.

          Sales, service and installation of the IVF Workstation will be handled directly by the Company's staff and manufacturers representatives. The Company is also using its Internet Website as a sales medium. In addition, the Company is entering into arrangements with distributors in foreign markets. Currently, distribution agreements are in place covering South Korea and Brazil.

          The complete IVF Workstation will be offered with two pricing structures. Wherever permitted, the Company will promote the pricing strategy of a reduced purchase price with ongoing revenues based upon each laser shot. Under this scenario, the Company will maintain ownership of the laser and will provide annual calibration and maintenance of the laser module. This will ensure that the system is performing as it was designed. The Company expects that customers will increase their use of the laser as they experience a reduction in time and expense and improve their success rates. In the United States, clinics will be able to pass along the fees for laser-assisted hatching to their patients since most procedures are direct patient-pay procedures. This will allow the clinic to purchase the equipment initially at a much lower price. In many countries outside of the United States, however, the Company expects the IVF Workstation will be sold for a single, higher flat fee.

          Manufacturing.
          -------------
          The Company plans to outsource the manufacture of certain components and then assemble the IVF Workstation at its facility. The Company anticipates that it will be able to assemble and ship sufficient units to satisfy demand for the product, if any.

          Competition.
          -----------
          The Company is not aware of any other product that combines all of the features and performance specifications of the IVF Workstation. A small company in Switzerland has introduced a product that provides laser-assisted hatching, but which does not offer all of the features found in the IVF Workstation.

          Regulatory Status.
          -----------------
          Once the CE Mark is received, sales in Europe and other international markets will be initiated. The only functional component of the IVF Workstation that requires FDA clearance is the laser module used for laser-assisted hatching. An Investigational Device Exemption (IDE) application for clinical trials of the IVF Workstation has been approved by the FDA. Clinical trials have started at two sites in the United States and at one (1) site each in Belgium, Israel, and Australia. It is expected that FDA clinical trials of the IVF Workstation will take at least one (1) year to complete. There can be no assurance when, if ever, FDA clearance for sales in the United States will be obtained.


     Scientific Research Instruments
     -------------------------------

          Applications of the Research Instruments.
          ----------------------------------------
          The Company's microrobotic technology allows scientists to manipulate objects in microspace, upgrading the microscope from simply an instrument for observation to an interactive micro-laboratory. The scientific research instruments are designed to enhance the usefulness and importance of the conventional laboratory microscope as a tool in medical, biological and genetic applications in the life sciences. The technology can be used for cell separation, cell-cell interaction, microdissection, and intercellular manipulation of living cells. The Company has either demonstrated itself that its products can be used for, or is aware of others using its products in, cancer research and immunology, neurobiology, assisted reproductive techniques and genome research.

          Description.
          -----------
          In 1996, the Company introduced the computer-controlled Cell Robotics Workstations for optical trapping, micromanipulation and microsurgery. These workstations are based on the Company's core LaserTweezers(-Registered Mark-), LaserScissors(-TM-), CellSelector(-TM-) and SmartStage(-Registered Mark-) technologies. The functionality of the Cell Robotics Workstations has been improved through the addition of computer control, providing more powerful and user-friendly features such as interactive software with mouse or keyboard control, unique motorized stage and motorized focus drive providing motion in three directions. The Cell Robotics Workstation integrates the Company's research instruments into a complete computer-controlled optical trapping and ablation workstation. The Cell Robotics Workstation provides and improves upon functions that are routinely used in research microscopy, but offers advanced laser-mediated micromanipulation. With the Cell Robotics Workstation, instruments are controlled via an easy-to-use software program. Performance and observation of experiments are entirely on screen. Video and image capture capabilities allow the storage of images while experiments are in progress for use in papers, reports, and presentations. A fully-equipped Cell Robotics Workstation includes the SmartStage(-Registered Mark-), LaserTweezers(-Registered Mark-), LaserScissors(-TM-), and CellSelector(-TM-) modules, an electronic controller, a motorized stage, computer, motorized focus drive, instrument control software, and video camera. A fully-equipped Cell Robotics Workstation sells for a retail price of $85,000 in the United States. The modules included in the complete Cell Robotics Workstation are also offered separately, with the basic microscope Workstation offered at a retail price of $27,000, the LaserTweezers(-Registered Mark-) Workstation for a retail price of $58,000 and the LaserScissors(-TM-) Workstation at a retail price of $56,000.

          Markets.
          -------
          The initial market for the Company's research workstations has been the national and international biology research community. In the United States, the research market consists of approximately 108,000 research biologists working in 2,400 institutions. The Company specifically targets users of inverted microscopes, for which there were approximately 10,000 existing users in 1996 and approximately 1,000 new purchases made annually in the United States and Canada. Worldwide, the installed base of inverted microscopes was approximately 33,000 in 1996, with 3,000 additional new sales annually. Another potential market, and a form of competition to the Company's products, is the mechanical micromanipulator market. A micromanipulator consists of a very thin needle, or micropipette, that performs many of the same functions as the Company's CellSelector(-TM-) and SmartStage(-Registered Mark-) but is operated manually and often compromises the sterility of the specimen. Annual sales of micromanipulators totaled approximately 800 in the United States in 1996 and 2,000 worldwide.

          Principal markets for the Company's research instruments are researchers using inverted microscopes in universities, research laboratories, biotechnology and pharmaceutical companies, and commercial laboratories currently conducting biological research. The Company's marketing strategy is to identify key scientists who are engaged in specific research applications for which the Company's instruments are particularly well suited.

          Marketing and Distribution.
          --------------------------
          While the Company intends to focus its marketing efforts on the distribution and sale of its laser-based medical devices, it will continue to promote and market its scientific instruments through direct sales, dealers, representatives and distribution arrangements. The Company also has a distribution agreement with Mitsui granting Mitsui exclusive distribution rights for the Company's products in Japan for a term of ten years. The Company also expanded its domestic and international distribution channels, and now distributors in 15 countries are starting to sell the research instruments.


MANUFACTURING
-------------
     The Company's manufacturing approach for the Cell Robotics Workstation, RevitaLase(-TM-) and IVF Workstation attempts to minimize the capital outlay by outsourcing parts to machine shops and circuit board companies, but completing all final assembling and testing on its premises to ensure the quality of the final products. The Company plans to continue to use this approach with the new and current products. The Company is instituting the record keeping, quality control, and production procedures to meet the requirements of the FDA MDQS, and the European Community's ISO 9001 manufacturing requirements.


COMPETITION
-----------
     The industry in which the Company competes with its laser-based medical devices is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including both large organizations as well as several specialized laser-based medical devices companies are engaged in activities similar to that of the Company. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and to protect technologies that they have developed, some of which will be directly competitive with that of the Company. Many of the Company's competitors have substantially greater financial, research and development, human and other resources than the Company.

     The Company believes it has certain technological advantages in producing the compact, low-cost laser design in the Lasette(-TM-) and the RevitaLase(- TM-). However, the Company's cost advantage is dependent in part upon its ability to maintain its relationship with New Technology Enterprise Center ("NEC"), its Russian associate, the supplier of the crystals used in the manufacture of its lasers. In addition, the Company has experienced some quality or supply problems with its Russian supplier, either of which, if not remedied, could necessitate it changing the source of supply. Social, political or economic factors in Russia may also affect the ability of this associate to consistently supply goods to the Company. Alternative sources of supply for the crystals, while available, would increase the production cost of the Company's product and reduce its competitive advantage.

     The development of new advanced technologies for determining and/or controlling glucose levels in diabetic patients is a focus of many corporate research and development efforts throughout the world. Several companies are developing glucose testing products based on non-invasive technologies, using skin patches and diode-pumped lasers. To the Company's knowledge, none of the products have been successfully commercialized or received FDA clearance for sales in the United States. However, if these products are approved for sale and become commercially available in the United States in the future, they could have a material adverse effect on sales of the Lasette(-TM-), and, as a result, on the business and financial condition of the Company.

     The Company believes that its success is highly dependent upon its ability to obtain distribution agreements for the sale of its new laser-based medical devices and create additional internal sales and marketing resources. Although several distribution agreements are in place, there can be no assurance that the Company can achieve these goals.

     The Company believes that the principal factor affecting its competitive position is the suitability of its instruments for, and performance in, a particular application. Because of the highly specialized nature of its markets, such traditional competitive factors as price, delivery, upgradability and support are less significant, with the exception of the RevitaLase(-TM-) which is in a very cost-competitive market. The Company faces potential competition from a number of established domestic and international companies, all of which have vastly greater engineering, manufacturing, marketing and financial capabilities than the Company. The ability of the Company to compete successfully in existing and future markets will depend on elements both within and outside its control, including, but not limited to, its success in market penetration, protection of its products by effective utilization of intellectual property laws, including full exercise of its patent rights, improvements in product quality and reliability, ease of use, price, diversity of product line, efficiency of production, the rate at which customers incorporate the Company's instruments into their products, product introductions by the Company's competitors and general domestic and international economic conditions.



INTELLECTUAL PROPERTY
---------------------
     The Company relies primarily on a combination of patent, trade secret, copyright and trademark laws, confidentiality procedures and other intellectual property protection methods to protect its proprietary technology. The Company's laser-based medical devices currently have no patent protection and its scientific research instruments have only limited patent protection. The commercial success of the Company's laser-based medical devices will depend, in part, upon the Company's ability to protect and defend its intellectual property rights and the competitive advantages that those rights offer to its products. There can be no assurance that the Company will be successful in these efforts.

     Both the Lasette(-TM-) and the RevitaLase(-TM-) products were originally developed using the multifaceted crystal resonator ("MCR") technology acquired from Tecnal Products, as more fully described below. Subsequently, the Company has advanced the laser design employed in both products and has sought, or is preparing to seek, new patents protecting those designs. One result of this effort has been the receipt of Notice of Allowance from the U.S. Patent and Trademark Office ("PTO") of a new patent for certain advantageous modifications of the laser beam used in skin perforators, such as the Lasette(-TM-). This patent will cover proprietary aspects of both current and projected future models of the Lasette(-TM-). Patents covering other aspects of the Lasette(-TM-) are currently pending in the PTO and World Patent Office. The IVF Workstation is not currently protected by any specific issued patents; however, the Company has submitted an application to the PTO and World Patent Office seeking protection for certain laser design aspects of the system. The Company will also seek to protect certain data-processing aspects of the system. The LaserTweezers(-Registered Mark-) application of the Cell Robotics Workstation is being produced and sold under the AT&T License and the related optical trapping patent (defined and described below).

     Patents and Licenses
     --------------------
          AT&T License:
          ------------
          In 1991, the Company entered into a license agreement with AT&T (the "AT&T" License") pursuant to which the Company was granted a worldwide exclusive license to manufacture, use and sell products and processes covered by the claims of one (1) United States patent held by AT&T (the "AT&T Patent") related to "Optical Traps" which covers all biological optical trapping applications for wavelengths that are longer than 800nm. The AT&T Patent expires in 2007. Corresponding patents have also been issued in Canada, Japan, Australia, Hong Kong and the European Community. The inventions covered by the AT&T Patent and License apply to the Company's LaserTweezers(-Registered Mark- ). Under the terms of the AT&T License, the Company is required to pay a royalty equal to five percent (5%) of the value of each product sold utilizing the patents, subject to minimum annual royalties initially in the amount of $150,000 at December 31, 1997 and increasing by an additional $50,000 per year to as high as $500,000 per year, regardless of actual sales. The Company is current in its minimum royalty payment obligations under the AT&T License. However, the Company recognizes that the minimum royalty will escalate to a substantial annual capital commitment, and there can be no assurance that its future financial condition or results of operations will be able to support that commitment. The Company is engaged in efforts to renegotiate the terms of the AT&T License, but there can be no assurance that these efforts will be successful. If the Company is unable to renegotiate the AT&T License, it may be forced to abandon the LaserTweezers(-Registered Mark-) product.

          Tecnal Patents:
          --------------
          On January 10, 1996, the Company acquired from Tecnal
Products, Inc., a subsidiary of Lovelace Scientific Resources, Inc., one (1) United States patent known as the Multifaceted Crystal Resonator patent, ("MCR Patent"), and one foreign patent application and a strategic license. These acquisitions comprised a package of technological assets covering two laser products: a low-cost, high-power solid-state laser that eliminates many of the delicate optical components required by conventional solid-state lasers, and a laser perforator. The MCR Patent was originally developed under the license agreement with NTEC of Russia. The advanced laser design of the MCR Patent and other related technology developments can be used in a variety of laser-based applications, including skin resurfacing (facial wrinkle removal), laser dentistry, eye surgery and other medical and industrial procedures. While these technologies were used in early versions of the Lasette(-TM-) and the RevitaLase(-TM-), the Company has now developed its own technology for these products.

          The Company acquired the MCR Patent and other technological assets in consideration of cash payments in the amount of approximately $15,000, the issuance of an aggregate of 17,500 shares of Common Stock and the grant of a 1% royalty on future net revenue based upon the technology, with a lifetime maximum royalty of $20,000. An ongoing obligation in the form of a 2% royalty payable to NTEC on all Lasette(-TM-) sales for perforation know-how also exists.

          Other Patents:
          -------------
          The Company has also been issued two (2) United States patents related to its Cell Robotics Workstation, but which the Company does not currently use. One patent covers three dimensional mechanical staging and the other a specialized chamber for the LaserTweezers(-Registered Mark-), neither of which is used in the Cell Robotics Workstation. In addition, the Company is in the process of preparing, and will be submitting, applications for design patents related to the RevitaLase(-TM-) as well as applications for patents associated with the IVF Workstation. However, neither the RevitaLase(-TM-) nor the IVF Workstation is currently covered by any of the Company's existing patents.

          Because of rapid technological developments in the industries in which the Company competes and the broad and rapidly developing patent coverage, the patent position of the Company is subject to various uncertainties and may involve complex legal and factual issues. Consequently, although the Company holds certain patents, is licensed under other patents and is currently prosecuting additional patent applications, there can be no assurance that patents will be issued from any pending or future applications or that claims allowed by any existing or future patents issued or licensed to the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide adequate protection to the Company. Moreover, the Company may be required to participate in interference proceedings to determine the priority of inventions, which could result in substantial costs to the Company. Further, while the Company believes, based upon its research and investigations, as well as those of its advisors, including patent counsel, that none of its products infringe upon the domestic or foreign patent rights, or other intellectual property rights, of third parties, there can be no assurance that the Company will not be required to defend against future infringement claims of third parties in addition to the Venisect Litigation. Such additional litigation could represent a substantial commitment of the Company's limited capital resources, including both funds and human resources, without any assurance that the Company will ultimately prevail on the merits. As a result, the potential of such litigation could represent a material adverse effect upon the Company's future financial condition and results of operations.


     Other Intellectual Property
     ---------------------------
     In addition to its patent rights, the Company relies upon certain proprietary know-how in its manufacturing process and has entered into employee and third party nondisclosure agreements to protect its proprietary technology. In addition, the Company has developed distinctive trademarks for both its laser-based medical devices and its scientific research instruments which it believes constitute valuable intellectual property rights. The Company has obtained federal registrations for LaserTweezers(-Registered Mark- ), LaserScissors(-TM-), CellSelector(-TM-) and SmartStage(-Registered Mark-), all modules of its Cell Robotics Workstation. The Company has not obtained federal registrations for Lasette(-TM-), Revitalase(-TM-), and IVF Workstation. While it intends to apply for these registrations, to date it has made application only for Lasette(-TM-). However, there can be no assurance that federal registrations for these trademarks will be issued or, if issued, the degree of protection that they will afford. In the absence of Federal registration, the Company relies on common law rights for its trademarks.


RESEARCH AND DEVELOPMENT
------------------------
     The Company's success will depend in large part upon its ability to enhance existing products and to continue developing new products incorporating the latest improvements in laser technology. Accordingly, the Company is committed to investing significant resources in research and development activities.

     During the years ended December 31, 1997, and December 31, 1996, the Company spent approximately $1,245,125 and $718,177, respectively, on internal research and development programs. As of December 31, 1997, four of the Company's scientists and engineers were engaged primarily in research and development activities. The majority of funds expended by the Company for its internal research and development activities was derived from sales of capital stock and short-term borrowings from its principal stockholder, Mitsui, and the sale of securities in 1995, 1996 and 1997. The Company does not have any research arrangements with outside R&D firms and does not anticipate entering into development arrangements with third parties in the foreseeable future. The Company does not currently perform any research and development under contract to third parties except for Small Business Innovative Research ("SBIR") grants from the federal government. These include a Phase II grant from the National Cancer Institute (NCI) of the National Institutes of Health
(NIH). The award funds two years of development of a proprietary laser instrument for semi-automated single cell sorting. The total award over two years is approximately $749,000, of which approximately $269,685 has been received to date. The receipt of this award should facilitate the Company's goal of developing a single cell analysis workstation which could aid in the understanding of cancer cells and viruses. Proceeds from this award will be used to expand the current capabilities of the Cell Robotics Workstation and LaserTweezers(-Registered Mark-) technology.

     While the Company is actively engaged in the development of potential future products from its core technology, these products are essentially extensions of the current product lines. There can be no assurance that any of these programs will be continued or completed. Even if these products are successful, the Company does not expect to introduce any resulting new products for at least six months, and there can be no assurance that any such products will be commercially successful.


GOVERNMENT REGULATION PRODUCT APPROVAL PROCESS
----------------------------------------------
     The Company is subject to a variety of government regulations pertaining to various aspects of its marketing, sales and manufacturing processes. The Company has been successful in obtaining many of the regulatory clearances that are required to market and sell its products, however additional clearance for broader markets will be required, of which there can be no assurance.

     For research applications, the Company's products are subject only to safety regulations by the FDA. However, the European Community ("EC") has recently required that the research instruments receive their CE mark before they can be exported to the EC. The Company received the CE mark for its Cell Robotics Workstation and all of its modules in September 1997. However, the Company's laser-based medical device products require more extensive regulatory approval.

     In the United States, the Company's medical instruments are subject to rigorous regulation under federal and state statutes and regulations governing the testing, manufacture, safety and efficacy, labeling, recordkeeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework may take many months and may involve the expenditure of substantial resources. In addition to obtaining FDA clearances for each product, each manufacturing establishment must be registered with, and approved by the FDA and meet ISO 9001 requirements.

     The FDA has separate review processes for medical devices that must be followed before such products can be commercially marketed in the United States. There are two basic review procedures for medical devices in the United States. Certain products may qualify for a Section 510(k) procedure, under which the manufacturer gives the FDA a Pre-Market Notification ("510(k) Notification") of the manufacturer's intention to commence marketing of the product at least 90 days before the product will be introduced for clinical use. Among other things, the manufacturer must establish in the 510(k) Notification that the product to be marketed is "substantially equivalent" to another legally-marketed, previously existing product. If a device does not qualify for the 510(k) procedure, the manufacturer must file a Pre-Market Approval Application ("PMA"). The PMA requires more extensive pre-filing testing than the 510(k) procedure and involves a significantly longer FDA review process.

     As Class II devices, both RevitaLase(-TM-) and Lasette(-TM-) were eligible to qualify under the Section 510(k) procedure. The RevitaLase(-TM-) received FDA clearance within a few months without clinical trials. The Lasette(-TM-), on the other hand, required approximately one year to obtain its first FDA clearance, limited to clinical use with healthy adults, due to the required extensive clinical trials. FDA clearance for use of the Lasette(- TM-) for adult diabetics in clinical settings was issued in October 1997, and the Company has begun clinical studies for additional applications for clearance for children in clinical settings and home use for all ages. Until such clearances are obtained, the Company will not be able to market or sell the Lasette(-TM-) in the United States for home use by diabetics, a principal market for the product. The IVF Workstation, as a Class III device insofar as laser-assisted hatching is concerned, was not eligible for the Section 510(k) procedure and requires complete Pre-Market Approval. The IVF Workstation was granted an IDE and is in the process of completing detailed clinical trials, which may take more than two years in their entirety. However, while marketing in the United States must await FDA clearance which is likely not to occur for at least one year, the Company has the right to market the IVF Workstation in Europe and most foreign countries since it is not deemed a medical device in these jurisdictions. Nevertheless, as an electronic laser-based product, actual shipments of the IVF Workstation to the EC require a CE Mark which the Company expects to receive by April, 1998.

     For marketing outside of the United States, the Company or its prospective licensees will be subject to foreign regulatory requirements governing clinical trials and marketing approval for the products. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. Although the Company does have employees experienced in the EC and other regulatory procedures, it does not currently have any facilities or employees outside of the United States. In some cases the Company will rely on its strategic partners in foreign markets to satisfy the regulatory requirements imposed by those jurisdictions.


Employees
---------
     At March 31, 1998, the Company had 13 full-time employees and 5 part-time employees. Of the full-time employees, 5 were principally engaged in product development, 1 in manufacturing, 3 in marketing and sales and the balance in administration and finance. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company has experienced no work stoppages and believes that its employee relations are good. The Company believes that its success will depend, in part, on its continuing ability to attract and retain qualified technical, marketing and management personnel.


ITEM 2.     DESCRIPTION OF PROPERTY
---------------------------------
     The Company's facilities are located in approximately 12,000 square feet in Albuquerque, New Mexico. This facility contains the Company's executive and administrative offices, as well as its assembly, production, testing, storage and inventory functions. The lease covering the facility requires monthly payments of $7,986, subject to a 3% annual increase, and has recently been renegotiated to terminate in 2002. The Company believes that this facility is adequate for its present and near-term requirements. The equipment, fixtures and other assets of the Company located within the facility are insured against loss.


ITEM 3.     LEGAL PROCEEDINGS
---------------------------
     In October 1997, a civil action was brought by Venisect, Inc. against the Company in the United States District Court of the Eastern District of Arkansas (the "Court"), Case No. OR-C-97-877 (the "Venisect Litigation") in which Venisect claims that the Lasette(-TM-) infringes a U.S. patent, underlying its competitive laser skin perforator. The Court subsequently dismissed the Venisect Litigation, without prejudice, due to lack of personal jurisdiction and improper venue. The Court's ruling does not prevent Venisect from re-filing in a proper jurisdiction at a later date. The Company and its advisors, including patent counsel, have conducted a comprehensive investigation of the basis of the claims underlying the Venisect Litigation and believe that the Lasette(-TM-) does not infringe upon the Venisect U.S. patent or any of its related foreign patents. In the event Venisect elects to re-file the Venisect Litigation in a proper jurisdiction at a later date, the Company intends to vigorously defend the claims being asserted in the Venisect Litigation. Accordingly, while there can be no assurance of the ultimate outcome of the Venisect Litigation, the Company does not believe that the claims will have a material adverse impact on the Company's business, results of operations or financial condition.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
     The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS
---------------------------------------------------------------------------


PRICE RANGE OF COMMON STOCK
---------------------------
     The Common Stock is traded over-the-counter and quoted on the Bulletin Board on a limited and sporadic basis under the symbol "CRII." The reported high and low bid and asked prices for the Common Stock are shown below for the period through December 31, 1997. The prices presented are bid and asked prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices do not necessarily reflect actual transactions.


                                       Bid                  Ask
                                ----------------     ----------------
                                  Low      High        Low      High
                                ------    ------     ------    ------
1996
----
First Quarter                   $ 1.375   $ 2.75     $ 1.625   $ 3.25
Second Quarter                    1.875     3.875      2.125     4.125
Third Quarter                     1.375     3.00       1.625     3.125
Fourth Quarter                    1.375     2.875      1.563     1.938

1997
----
First Quarter                   $ 1.875   $ 2.8125   $ 2.00    $ 3.00
Second Quarter                    1.9375    3.375      2.00      3.50
Third Quarter                     2.9375    4.00       3.0625    4.0625
Fourth Quarter                    1.875     3.625      2.875     3.875

------------------------------------

  The bid and ask prices of the Common Stock on March 27, 1998 were $2.375 and $2.50, respectively, as quoted on the Bulletin Board. As of March 27, 1998 there were approximately 174 stockholders of record of the Common Stock.

DIVIDENDS
---------
  The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. It is anticipated that any earnings generated from operations of the Company will be used to finance its ongoing operations. No restrictions exist upon the Company's ability to pay dividends.

SUBSEQUENT EVENTS
-----------------
  In February 1998, the Company sold 460,000 Units (including the Underwriter's "Over-Allotment Option," which consisted of 60,000 Units), each Unit consisting of one share of Series A Convertible Preferred Stock (the "Preferred Stock"), convertible into four Common Shares, and two Common Stock Purchase Warrants (the "Warrants"), in a registered offering to the public. Each Unit was sold at a price to the public of $8.25. The Units were traded over-the-counter and quoted on the Bulletin Board under the symbol "CRIIU" for a period of thirty (30) days through March 4, 1998 (the "Unit Trading Period"). At the end of the Unit Trading Period, the Units automatically separated and, as a result, the Preferred Stock and Warrants now trade separately over-the-counter, and are quoted on the Bulletin Board under the symbols "CRIIP" and "CRIIW," respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
-------------------------------------------------------------------------

  The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.



PLAN OF OPERATIONOVERVIEW
--------------------------
  In 1995, the Company introduced its laser-based scientific research instruments, which in 1996 were refined and redesigned into the modularized Cell Robotics Workstation. Sales of these scientific instruments during 1996 and 1995 were disappointing, resulting in significant operating losses in both periods. Given the limited market for the scientific research instruments, the Company acquired technology in January 1996, (see Business "Intellectual Property") which it has used to develop laser-based medical devices for the clinical and consumer markets. Having now completed the development of the Lasette(-TM-) (skin perforator), the RevitaLase(-TM-) (skin resurfacer) and the IVF Workstation, and having obtained initial regulatory clearances for limited domestic sales of the Lasette(-TM-) and RevitaLase(-TM-), the Company intends to use the net proceeds of the Offering (defined below) principally to stimulate both domestic and international sales of its laser-based medical devices and concurrently complete the processes necessary for additional domestic and international regulatory clearances for those products.


RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996 (AUDITED)
-------------------------------------------------------------------------
  During the year ended December 31, 1997 the Company's operating activities were limited to continuing efforts to complete the development of its laser-based medical devices. Product sales for the period were generated only from sales of its scientific research instruments. Total revenues from product sales and grant revenue increased 56.5%, from $663,261 during the 1996 period to $1,037,723 during 1997. Research and development grant revenue increased from $69,190 during 1996 to $158,233 during 1997, and increase of 128.7%. The gross profit realized by the Company on revenues generated during fiscal 1997 was $279,518, or 26.9%, compared to a gross profit of $166,730, or 25.1%, realized during fiscal 1996.

  The Company believes that its increased product sales reflect, in part, the fact that during the fourth quarter of fiscal 1996, the Company converted its exclusive distribution agreement with Carl Zeiss, Inc. covering its scientific research instruments to a non-exclusive marketing arrangement. Management believes this has allowed the Company to more aggressively market and sell its research based instruments through its own internal efforts, as well as through other microscope companies. However, the Company's ability to substantially increase future revenue is heavily dependent upon the successful introduction and subsequent market acceptance of its new laser-based medical devices.

  Operating expenses incurred during fiscal 1997 were $2,795,491, an increase of $1,024,390, or 57.8%, over fiscal 1996 operating expenses of $1,771,101. This increase was principally attributable to costs related to the continuing design and development of the Company's laser-based medical products.
Research and development expenses increased by $526,948, or 73.4%, due primarily to professional design and engineering consulting fees relating to the Company's new medical products currently under development. Marketing related expenses incurred during fiscal 1997 were $868,812, an increase of
$393,159, or 82.7% over fiscal 1996 marketing expenses of $475,653.   Expenses
related to the testing of the Company's research instrument line to ensure compliance with certain federal and international regulations contributed to the increase in marketing costs. Product literature, international trade show registration and travel, sales and marketing salaries and patent royalties are other areas in which marketing expenses increased during 1997. General and administrative expenses associated with the conduct of the Company's business also increased, from $577,271 during the year ended December 31, 1996 to $681,554 for the year ended December 31, 1997, an increase of $104,283 or 18.1%.

  During the fiscal period ended December 31, 1997, other income and expenses decreased from a $60,281 net contribution to income for the year ended December 31, 1996 to a $43,081 net contribution to income. This decrease was due almost exclusively to the termination of tenant sublease in July 1997.

  As a result of the foregoing, the Company's net loss for the year ended December 31, 1997 increased by $928,802, or 60.2%, from a net loss of $1,544,090 for the year ended December 31, 1996 to a net loss of $2,472,892 for the comparable period ended December 31, 1997. This resulted in a net loss of $0.48 per share on 5,100,032 weighted average shares outstanding for the 12 months ended December 31, 1997 compared to a net loss of $0.37 per share on 4,197,499 weighted average shares outstanding for the comparable period ended December 31, 1996.

  The Company markets its scientific instruments in both domestic and international markets, with Canada, Australia and Japan being the Company's principal international markets. The Company also has existing distributorships in South Korea and Singapore, and discussions are under way with large distributors of diabetic products in China and Japan. Although certain areas of the Far East have encountered less stable economic circumstances, the Company is currently focusing its marketing efforts in Japan and China where economies are typically more stable and new technology is in high demand. Additionally, the Company's sales projections are based on forecasts provided by its international distributors who, in turn, factor regional economic conditions and market trends into the projections that are provided to the Company.

  Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
  Since its inception, the Company has relied principally upon the proceeds of both debt and equity financings to provide working capital for its product development and marketing activities and, to a lesser extent, the proceeds of two small SBIR grants. The Company has not been able to generate sufficient cash from operations and, as a consequence, additional financings have been required to fund ongoing operations. Initially, the Company relied upon one investor, Mitsui Engineering and Shipbuilding Company ("Mitsui"), a Japanese corporation which provided, through a series of loans and stock purchases, in excess of $7 million in working capital. In 1995, the Company completed a private offering of equity in which it raised approximately $2.875 million. As part of that private offering, the Company issued a series of warrants, whose exercise during the third quarter of 1996 resulted in an additional capital infusion of approximately $2 million. Finally, in connection with that private offering, the Company issued to Paulson Investment Company, Inc., who served as placement agent, warrants exercisable for a period of five years to purchase 11.5 units at a price of $25,000 per unit, each unit consisting of 20,000 shares of Common Stock and 10,000 Class A Warrants (the Placement Agent's Warrants). In August, 1997, the Company completed a private sale of 200,000 shares for gross proceeds of $650,000. The Company has agreed to permit the investor to exchange the 200,000 shares of Common Stock for 78,788 of the Units offered in the secondary offering (the "Secondary Offering" more fully described below under "Subsequent Events") completed in February, 1998. In December 1997, the Company obtained a short-term loan from Paulson (the "Paulson Loan") in the principal amount of $500,000 which was repaid, without interest, out of the proceeds of the Secondary Offering. The Company does not have any available commercial lines of credit or other sources of capital to satisfy its cash requirements until revenues from operations can be realized through future product sales. Accordingly, the Company will rely exclusively upon the proceeds of the Secondary Offering to satisfy its working capital requirements for the foreseeable future.

  Cash used in operations for the years ended in December 31, 1997 and 1996 were $2,253,941, and $1,315,930 respectively. The primary reason for the increase in cash used in operations during the year ended December 31, 1997, as compared to prior periods, is the increase in product development and operating expenses during that period.

  Cash provided by financing activities for the years ended December 31, 1997 and 1996 were and $1,185,539 and $2,444,812, respectively. These figures reflect the equity financings discussed above.

  The Company's liquidity and capital resources continued to decrease during the year ended December 31, 1997, due primarily to the Company's ongoing operating losses.

  The Company's current ratio at December 31, 1997 was 1.4:1, compared to a current ratio of 6.1:1 on December 31, 1996. This decrease in liquidity is primarily due to a reduction of the Company's current assets, principally cash. Total assets decreased from $2,570,952 at December 31, 1996 to $1,979,847 at December 31, 1997, a decrease of $591,105 or 23.0%.

  The decrease in the Company's current assets of $752,260, or 33.9%, was the result of a large decrease in cash and cash equivalents which fell from $1,724,671 at December 31, 1996, to $623,572 at December 31, 1997, a decrease of $1,101,099 or 63.8%. This decrease in cash and cash equivalents was primarily the result of the Company's continuing operating losses. Slightly offsetting the decrease in cash and cash equivalents was an increase in accounts receivable of $154,011, from $69,845 at the end of 1996, to $223,856 at December 31, 1997. The increase in accounts receivable was primarily due to increased sales during the fourth quarter of 1997 of the Cell Robotics Workstation. Inventory increased in the amount of $177,860, or 43.6%, to support the increased workstation sales and partial delivery of prepaid components for the Company's laser-based medical devices.

  During the year ended December 31, 1997, the Company's total current liabilities increased $671,248, from $363,722 at December 31, 1996 to $1,034,970 at December 31, 1997. Increases in accounts payable of $442,329, or 275.0%, and royalties payable of $151,121, or 359.6%, and a small increase in payroll related liabilities were all directly related to the continued design and development of the Company's laser-based medical devices.

  As a result of the foregoing, the Company's working capital decreased from $1,858,088 at December 31, 1996 to $434,580 at December 31, 1997, a decrease of $1,423,508. This decrease was due almost exclusively to the Company's operating loss incurred during fiscal 1997.

  In the event Venisect elects to re-file the Venisect Litigation in a proper jurisdiction, the Company will be required to expend resources and working capital in the defense of the Venisect Litigation. The Company has investigated the Venisect patent with its advisors, including patent counsel, and believes that no basis for any infringement claim exists. Accordingly, while there can be no assurance of the ultimate outcome of the Venisect Litigation, management does not believe that the Venisect Litigation will have a material adverse effect upon the Company's business, results of operations or financial condition.

  The Company expects that its cash used in operating activities will level off in 1998. The timing of the Company's future capital requirements, however, cannot accurately be predicted. The Company's capital requirements depend upon numerous factors, including, most notably, the market acceptance of its new laser-based medical devices. If capital requirements vary materially from those currently planned, the Company may require additional financing, including but not limited to, the sale of equity or debt securities. The Company has no commitments for any additional financing and there can be no assurance that such commitments can be obtained. Any additional equity financing may be dilutive to the Company's existing stockholders and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations, which could have a material adverse effect upon the Company's business, financial condition and results of operation. The Company believes that the net proceeds from the Secondary Offering will be sufficient to meet the Company's working capital requirements for at least the next 12 months, although there can be no assurance in this regard.


NET OPERATING LOSS CARRYFORWARDS
--------------------------------
  At December 31, 1997, the Company had a net operating loss carryforward for income tax purposes of approximately $12,000,000, which expires beginning in 2006. Under the Tax Reform Act of 1986, the amounts of and the benefits from net operating loss carryforwards are subject to certain limitations in the amount of net operating losses that the Company may utilize to offset future taxable income. It is likely that the ownership changes in 1995 in connection with the Acquisition will limit the use of this net operating loss carryforward under applicable Internal Revenue Service Regulations.

REPORTING FOR SEGMENTS
----------------------
  In June, 1997, the Financial Accounting Standards Board issued SFAS No.
131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS No. 131 supersedes the "industry segment" concept of SFAS No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet completed its analysis of the adoption impact of SFAS No. 131; however, if the laser-based medical devices are ultimately material, the Company believes SFAS No. 131 will require the designation of two business segments.

THE YEAR 2000 ISSUE
-------------------
  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using ""00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Based upon a recent assessment, the Company has made a preliminary determination that it may be required to upgrade or replace certain portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with upgrades of existing software and conversions to new software, the year 2000 Issue can be mitigated. However, if such upgrades and conversions are not made, or are not completed or available timely, the Year 2000 Issue could have a material impact on the operations of the Company. However, the Company has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. Expenditures in 1997 for the year 2000 project amounted to less than $7,500 and management expects that completion of the project may result in additional expenditures of approximately $25,000. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has determined that it has no exposure to contingencies related to the Year 2000 Issue for the products it has already sold. In view of the foregoing, there is reasonable assurance that the Year 2000 Issue will not have a material adverse effect upon the Company.


SUBSEQUENT EVENTS
-----------------
  In February, 1998, the Company sold, in a registered offering to the public (the "Secondary Offering"), a total of 460,000 Units, each Unit consisting of one (1) share of Series A Convertible Preferred Stock ("Preferred Stock"), and two (2) Common Stock Purchase Warrants ("Warrants"). Each share of Preferred Stock is convertible into four (4) shares of the Company's Common Stock, $.004 par value ("Common Stock"), subject to adjustment under certain circumstances, at any time at the option of the holder. Each Warrant is exercisable to acquire one (1) share of the Common Stock at an exercise price of $2.40 per share. Each Unit was sold at a price to the public of $8.25, resulting in gross proceeds of $3,795,000, less Underwriting Discount and Commissions of $303,600. A portion of the proceeds to the Company will be used to satisfy additional Secondary Offering expenses of approximately $500,000 incurred in connection with the Secondary Offering and the Paulson Loan, as well as to repay the Paulson Loan. After payment of the expenses associated with the Secondary Offering, the Company will have approximately $2,491,400 available for operations of the Company. (See Note 10 of the Notes to Consolidated Financial Statements)


ITEM 7.     FINANCIAL STATEMENTS
-----------------------------
  The following financial statements are filed as a separate section of this Report and attached hereto:
      1.    Independent Auditors' Report;
      2.    Consolidated Balance Sheet - December 31, 1997 and December 31,
1996;
      3. Consolidated Statements of Operations - for the years ended December 31, 1997 and 1996;
      4. Consolidated Statements of Stockholders' Equity - for the years ended December 31, 1997 and 1996;
      5. Consolidated Statements of Cash Flows - for the years ended December 31, 1997 and 1996; and
      6.    Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------
  There have been no changes in and/or disagreements with the Company's principal independent accountant, KPMG Peat Marwick LLP, on Accounting and Financial Disclosure during the Company's two most recent fiscal years or any later interim period.

                                   PART III

Part III, Items 9, 10, 11 and 12 are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of December 31, 1997.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits
--------

**        3.2    Amended and Restated Bylaws

***       3.3(a) Amended and Restated Articles of Incorporation

**        3.3(b) Amended and Restated Articles of Incorporation dated May 23,
                 1995

**        4.1    Specimen Certificate of Common Stock

*****     4.2    Representatives' Common Stock Purchase Warrant

****      4.3    Warrant Agreement

****      4.3.1  Warrant Agreement (revised)

*****     4.4    Lohrding Option Agreement

*****     4.5    Certificate of Designation of Rights and Preferences of
                 Series A Convertible Preferred Stock

*****     4.6    Specimen Certificate of Series A Preferred Stock

*****     4.7    Specimen Unit Certificate

*****     4.8    Specimen Common Stock Purchase Warrant Certificate

*        10.1    Agreement and Plan of Reorganization between and among Cell
                 Robotics, Inc., Intelligent Financial Corporation, MiCel,
                 Inc., Bridgeworks Investors I, L.L.C., and Ronald K.
                 Lohrding.

*        10.2    Employment Agreement of Ronald K. Lohrding.

*        10.3    Employment Agreement of Craig T. Rogers.

****     10.4    Employment Agreement of Travis Lee.

*        10.5    Financing and Capital Contribution Agreement between and
                 among Cell Robotics, Inc., Intelligent Financial
                 Corporation, MiCel, Inc., and Bridgeworks Investors I,
                 L.L.C.

*        10.6    Irrevocable Appointment of Voting Rights by Dr. Lohrding to
                 MiCel, Inc.

*        10.7    Stock Pooling and Voting Agreement
**       10.8    Royalty Agreement dated September 11, 1995 between the
                 Registrant, Cell Robotics, Inc., and Mitsui Engineering &
                 Shipbuilding Co., Ltd.

**       10.9    Agreement of Contribution and Mutual Comprehensive Release
                 dated September 11, 1995 between the Company, Cell Robotics,
                 Inc. and Mitsui Engineering & Shipbuilding Co., Ltd.

**       10.10   Distribution Agreement dated April 6, 1995, between Carl
                 Zeiss, Inc. and the Registrant

**       10.11   Distribution Agreement dated December 15, 1994, between
                 MiCel, Inc. and the Registrant

**       10.12   Revised License Agreement dated January 5, 1996 between the
                 Registrant and the Regents of the University of California

**       10.13   Purchase Agreement with Tecnal Products, Inc.

**       10.14   License Agreement with NTEC

***      10.15   License Agreement dated May 13, 1996, between the Registrant and GEM Edwards, Inc.

*****    10.16   Termination Agreement and Release between the Registrant and
                 GEM Edwards, Inc.

******   10.17   Employment Agreement of Dr. Ronald K. Lohrding dated
                 February 2, 1998

**       21.0    Subsidiaries
________________________________

* Incorporated by reference from the Registrant's Current Report on Form 8-K dated February 23, 1995, as filed with the Commission on March 10, 1995.

** Incorporated be reference from the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, which was declared effective by the Commission on February 14, 1996.

*** Incorporated be reference from the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form SB-2, filed with the Commission on July 15, 1996.

**** Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Commission on April 15, 1997.

***** Incorporated by reference from the Company's Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 which was declared effective by the Commission on February 2, 1998, SEC File No. 333-40895.

******    Filed herewith.


CURRENT REPORTS ON FORM 8-K
---------------------------
     The Company did not file any Current Report on Form 8-K during the quarter ended December 31, 1997.

                         Independent Auditors' Report
                         -----------------------------

The Board of Directors and Shareholders
Cell Robotics International, Inc.:

We have audited the accompanying consolidated balance sheets of Cell Robotics International, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Robotics International, Inc. and subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Albuquerque, New Mexico
February 26, 1998

               CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                           December 31, 1997and 1996


                                                     1997            1996
                                                 -------------   -------------
ASSETS
------
Current assets:
  Cash and cash equivalents                      $   623,572     $ 1,724,671
  Accounts receivable, net of allowance
     for doubtful accounts of $1,841 in
     1997 and 1996                                   223,856          69,845
  Inventory                                          586,033         408,173
  Other                                               36,089          19,121
                                                 ------------    ------------
Total current assets                               1,469,550       2,221,810

Property and equipment, net (note 3)                 194,654         256,635

Deferred offering costs (note 10)                    248,372               -

Other assets, net (note 4)                            67,271          92,507
                                                 ------------    ------------
        $                                        1,979,847  $    2,570,952
                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                               $   603,153     $   160,824
  Payroll related liabilities                        149,726         128,932
  Royalties payable                                  193,150          42,029
  Other current liabilities                           88,941          31,937
                                                 ------------    ------------
Total current liabilities                          1,034,970         363,722

Short-term loan refinanced subsequent to
  balance sheet date (note 10)                       500,000              -
------------                                     ------------
Total liabilities                                  1,534,970         363,722
                                                 ------------    ------------
Stockholders' equity (notes 5 and 10):
  Preferred stock, $.04 par value.
     Authorized 2,500,000 shares,
     no shares issued and outstanding                      -               -
  Common stock, $.004 par value.
     Authorized 12,500,000 shares,
      5,245,414 and 5,003,414 shares
     issued and outstanding in 1997
     and 1996, respectively                           20,982          20,014
  Additional paid-in capital                      14,037,243      13,327,672
  Accumulated deficit                            (13,613,348)    (11,140,456)
                                                 ------------    ------------
Total stockholders' equity                           444,877       2,207,230

Commitments and contingencY
  (notes 6, 8 and 9)                             ------------    ------------
        $                                        1,979,847  $    2,570,952
                                                 ============   =============

         See accompanying notes to consolidated financial statements.

               CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                For the years ended December 31, 1997 and 1996

                                                     1997            1996
                                                 -------------   -------------
Product sales                                    $   879,490     $   594,071
Research and development grants                      158,233          69,190
                                                 ------------    ------------
Total revenues                                     1,037,723         663,261

Product cost of goods sold                           599,153         427,341
SBIR direct expenses                                 159,052          69,190
                                                 ------------    ------------
Total cost of goods sold                             758,205         496,531
                                                 ------------    ------------
Gross profit                                         279,518         166,730
                                                 ------------    ------------
Operating expenses:
  General and administrative                         681,554         577,271
  Marketing                                          868,812         475,653
  Research and development                         1,245,125         718,177
                                                 ------------    ------------
Total operating expenses                           2,795,491       1,771,101
                                                 ------------    ------------
Loss from operations                              (2,515,973)     (1,604,371)
                                                 ------------    ------------
Other income (deductions):
  Interest income                                     32,004          40,645
  Interest expense                                      (723)         (1,413)
  Other                                               11,800          21,049
                                                 ------------    ------------
Total other income                                    43,081          60,281
                                                 ------------    ------------
Net loss                                         $(2,472,892)    $(1,544,090)
                                                 ============    ============
Weighted average common shares
  outstanding, basic and diluted                   5,100,032       4,197,499
                                                 ============    ============
Net loss per common share, basic and diluted     $      (.48)    $      (.37)
                                                 ============    ============

         See accompanying notes to consolidated financial statements.

                             CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                         Consolidated Statements of Stockholders' Equity (Deficit)
                              For the years ended December 31, 1997 and 1996

                                      Preferred Stock         Common Stock         Paid-in      Accumulated
                                     Shares    Amount      Shares     Amount        Capital       Deficit
                                     -------   -------    ---------  --------     -----------  ------------
Balance at December 31, 1995         -      $ -         3,825,914  $ 15,304     11,271,008   (9,596,366)

Issuance of shares for asset
 acquisition (note 4)                -        -            17,500        70         41,492            -

Exercise of warrants                 -        -         1,150,000     4,600      1,997,712            -

Exercise of stock options            -        -            10,000        40         17,460            -

Net loss for 1996                    -        -                 -         -              -   (1,544,090)
                                   ----     ----        ---------   -------     ----------  ------------
Balance at December 31, 1996         -        -         5,003,414    20,014     13,327,672  (11,140,456)

Issuance of shares at $3.25,
 less costs of offering              -        -           200,000       800        629,700            -

Exercise of stock options            -        -            42,000       168         79,871            -

Net loss for 1997                    -        -                 -         -              -   (2,472,892)
                                   ----     ----        ---------  --------     ----------  ------------
Balance at December 31, 1997         -      $ -         5,245,414  $ 20,982     14,037,243  (13,613,348)
                                   ====     ====        =========  ========     ==========  ============

See accompanying notes to consolidated financial statements.

               CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                For the years ended December 31, 1997 and 1996

                                                     1997            1996
                                                 -------------   -------------
Cash flows from operating activities:
  Net loss                                       $(2,472,892)    $(1,544,090)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                    119,914         126,096
    Decrease (increase) in accounts receivable      (154,011)        319,763
    Increase in inventory                           (177,860)       (239,097)
    Decrease (increase) in other current assets  (16,968)        9,946
    Increase in other long-term assets                     -         (42,103)
    Increase in accounts payable and payroll
      related liabilities                            239,751          61,047
    Increase (decrease) in other current
      liabilities and royalties payable              208,125          (7,492)
                                                 ------------    ------------
  Net cash used by operating activities           (2,253,941)     (1,315,930)
        ------------                             ------------
Cash flows from investing activities -
  purchase of property and equipment                 (32,697)       (144,163)
                                                 ------------    ------------
Cash flows from financing activities:
  Proceeds from loans                                500,000               -
  Proceeds from issuance of common stock             730,039       2,030,000
  Costs of offering common stock                     (19,500)        (10,188)
  Deferred offering costs (note 10)                  (25,000)              -
  Restricted proceeds released from
    issuance of common stock                               -         425,000
                                                 ------------    ------------
  Net cash provided by financing
    activities                                     1,185,539       2,444,812
                                                 ------------    ------------
Net increase (decrease) in cash and cash
  equivalents                                     (1,101,099)        984,719

Cash and cash equivalents:
  Beginning of year                                1,724,671         739,952
                                                 ------------    ------------
  End of year                                    $   623,572     $ 1,724,671
                                                 ============    ============
Supplemental information - stock issued
  in exchange for asset acquisition
  (note 4)                                       $         -     $    41,562
                                                 ============    ============

         See accompanying notes to consolidated financial statements.

               CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                          December 31, 1997 and 1996



(1)  ORGANIZATION AND ACTIVITIES
     ---------------------------
     (a)  Organization
          ------------
          Cell Robotics International, Inc., a Colorado corporation ("CRII"), was organized on September 28, 1988 as Intelligent Financial Corporation ("IFC"). In 1995 the Company acquired Cell Robotics, Inc. ("CRI"), a New Mexico corporation, in a transaction which resulted in the stockholders of CRI owning 62.3 percent of IFC (the Reorganization). Accordingly, the transaction was recorded as a reverse purchase of IFC by CRI. Therefore, the historical financial information in the accompanying consolidated financial statements is that of CRI adjusted to reflect the capital structure of IFC. The consolidated financial statements include the accounts of CRII and CRI (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

          On May 19, 1995, IFC changed its name to Cell Robotics
          International, Inc.

     (b)  Business
          --------
          The Company is developing and preparing to manufacture and market a series of laser-based medical devices with applications in the blood sampling, skin resurfacing, and IN VITRO fertilization markets. Currently, the Company also develops, produces and markets a line of advanced scientific instruments which increase the usefulness and importance of the conventional laboratory microscope. The Company markets its scientific instruments in both domestic and international markets. In 1997, approximately 53 percent of the Company's product sales were in the United States, with Japan, Australia and Canada being the Company's principal international markets.

          The Company's customers consist primarily of research institutes, universities, and distributors.

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

     (c)  Inventory
          ---------
          Inventory is recorded at the lower of cost, determined by the first-in, first-out method, or market.

          Inventory at December 31 consists of the following:

                                                     1997            1996
                                                 ------------    ------------
            Finished goods                        $   40,452      $       -
            Parts and components                     443,424         267,273
            Sub-assemblies                           102,157         140,900
                                                  -----------    ------------
                                                  $  586,033         408,173
                                                  ===========     ===========

     (d)  Property and Equipment
          ----------------------
          Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized over the life of the lease.


     (e)  Other Assets
          ------------
          Certain legal fees and other related costs associated with start-up, organization, software development costs, patents and noncompete agreements have been capitalized. Start-up and organization costs are amortized on a straight-line basis over five years, and software development costs are amortized as sales occur based on the estimated total number of units to be sold.

     (f)  Earnings Per Share
          ------------------
          The Company adopted the provisions of SFAS No. 128, "EARNINGS PER SHARE" in 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS No. 128 replaces presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of basic and diluted EPS computations to the financial statements. Upon adoption, SFAS No. 128 requires restatement of prior period EPS information presented. Adoption of SFAS No. 128 did not have a material effect on the Company's consolidated financial statements.

          Options to purchase 1,000,905 and 885,826 shares of common stock were outstanding at December 31, 1997 and 1996, respectively. These were not included in the computation of diluted earnings per share as the exercise of these options would have been anti-dilutive because of the net losses incurred in 1997 and 1996.

     (g)  Fair Value of Financial Instruments
          -----------------------------------
          The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, royalties payable, accrued liabilities and short-term loan in the consolidated financial statements approximate fair value because of the short-term maturity of these instruments.

     (h)  Income Taxes
          ------------
          The Company follows the asset and liability method for accounting for income taxes whereby deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     (i)  Revenue
          -------
          The Company recognizes revenue on sales of its products when the products are shipped from the plant and ownership is transferred to the customer.

          Total export sales, primarily in Japan, Australia and Canada, were $410,483 and $248,278 for the years ended December 31, 1997 and 1996, respectively. Sales revenues to individual customers, each of which accounted for 10 percent or more of total sales, are as follows for the years ended December 31:

                                                     1997            1996
                                                 ------------    ------------
          Customer A, a related party             $  112,000         201,314
          Customer B                                 114,623         105,421
          Customer C                                 125,941               -
          Customer D                                       -          92,821
Customer E                                            93,100               -
                                                  ===========     ===========

     (j)  Research and Development
          ------------------------
          Research and development costs related to both present and future products are expensed as incurred. Research and development costs consist primarily of salaries, materials and supplies.

     (k)  Warranties
          ----------
          The Company warrants their microrobotic laser systems against defects in materials and workmanship for one year. The warranty reserve is reviewed periodically and adjusted based upon the Company's historical warranty costs and its estimate of future costs.

     (l)  Stock Option Plan
          -----------------
          Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (m)  Reporting For Segments
          ----------------------
          In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS No. 131 supersedes the "industry segment" concept of SFAS No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet completed its analysis of the adoption impact of SFAS No. 131; however, if the laser-based medical devices are ultimately material, the Company believes SFAS No. 131 will require the designation of two business segments.


     (n)  Reclassification
          ----------------
          Certain 1996 amounts have been reclassified to conform with the 1997 presentation.


(3)  PROPERTY AND EQUIPMENT
     ----------------------
     Property and equipment consist of the following at December 31:


                                                     1997            1996
                                                 ------------    ------------
            Furniture and fixtures                $    8,028      $    8,028
            Computers                                320,572         299,894
            Equipment                                378,691         366,672
            Leasehold improvements                    48,150          48,150
                                                  -----------     -----------
                                                     755,441         722,744

            Accumulated depreciation                (560,787)       (466,109)
                                                  -----------     -----------
            Net property and equipment            $  194,654      $  256,635
                                                  ===========     ===========

(4)  OTHER ASSETS
     ------------
     Other assets consist of the following at December 31:

                                                     1997            1996
                                                 ------------    ------------
            Software development costs            $   59,019      $   59,019
            Patents                                   48,246          48,246
            Start-up and organization costs           33,116          33,116
            Noncompete agreements                      8,116           8,116
                                                  -----------     -----------
                                                     148,497         148,497

            Accumulated amortization                 (81,226)        (55,990)
                                                  -----------     -----------
            Net other assets                      $   67,271      $   92,507
                                                  ===========     ===========

     On January 10, 1996, the Company acquired certain technological assets and covenants not to compete from Tecnal Products, Inc. for a consideration of approximately $15,000 cash, 17,500 shares of the Company's common stock and the grant of a 1 percent royalty on future sales, with a lifetime maximum of $20,000.

     During 1996, the Company capitalized $47,899 of software development costs relating to a project whose technological feasibility has been established. During 1997 and 1996, the Company recorded amortization of $17,706 and $15,345, respectively, as cost of goods sold.

(5)  Stock Options

     The Company has adopted a Stock Incentive Plan ("the Plan") pursuant to which the Company's Board of Directors may grant to eligible participants options in the form of Incentive Stock Options ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended, or options which do not qualify as ISO's (Non-Qualified Stock Options or "NQSO's"). An aggregate of 1,250,000 shares of the Company's Common Stock is reserved for issuance under the Plan. Generally, stock options granted under the Plan have five-year terms and become fully exercisable after three or four years from the date of grant.

     The following is a summary of the stock options granted under the Plan:

                                                              Weighted
                                                  Number       Average
                                                    of        Exercise
                                                  Shares        Price
                                                 --------     --------
            Options at December 31, 1995          755,579      $1.83

               Options expired                    (34,753)      1.75
               Options granted                    175,000       2.17
               Options exercised                  (10,000)      1.75
                                               -----------    -------
            Options at December 31, 1996          885,826       1.91

               Options expired                    (18,095)      2.22
               Options granted                    175,174       2.59
               Options exercised                  (42,000)      1.91
                                               -----------    -------
            Options at December 31, 1997        1,000,905      $2.03
                                                =========      =====

     During 1995, 97,579 options were repriced to an exercise price of $1.75, all vesting requirements were eliminated and the expiration date was extended to December 31, 2003. The exercise price of $1.75 is only effective if the options are exercised after January 1, 2000. If the options are exercised before that date, the exercise price reverts back to the original grant with an exercise price range of $2.39 to $2.50. At December 31, 1997, there were 81,421 of those repriced options outstanding. During 1996, the vesting requirements were eliminated on 360,000 options having original, and in some cases amended, exercise prices of $1.75.

     At December 31, 1997 there were 197,095 additional shares available for grant under the Plan. The number of options exercisable was 696,856 and the weighted-average exercise price of those options was $1.83. The weighted average contractual life of outstanding options at December 31, 1997 was 3.35 years, and the range of exercise prices was $1.75 to $3.56.

     The fair value of stock options granted and modified during 1997 and 1996 was $257,594 and $239,818, respectively, on the date of grant or amendment using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                     1997            1996
                                                 ------------    ------------
            Expected dividend yield                  0.0 %          0.0 %
            Risk-free interest rate                  6.5 %          6.6 %
            Expected life of option                 4 years        4 years
            Expected volatility                     75.2 %         80.0 %
                                                    ======         ======

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                                     1997            1996
                                                 -------------   -------------
            Reported net loss                   $ (2,472,892)   $ (1,544,090)
            Pro forma net loss                    (2,671,309)     (1,997,271)
            Pro forma net loss per share -
               basic and diluted                        (.52)           (.48)

     Pro forma net loss reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     The board of directors and stockholders have approved an Employee Stock Purchase Plan ("ESPP"). As of December 31, 1997 and 1996, no shares of Common Stock have been issued under the ESPP and there have been no subscriptions of employees to participate in the plan.

(6)  Royalty Agreements
     ------------------
     The Company is party to several royalty agreements under which it must make payments to the original holders of patents on components used in its products. Such royalties, equal to 1 percent of the net sales of the products containing patented components are generally due upon sale of the products.

     Additionally, one royalty agreement requires a royalty payment equal to 5 percent of revenue generated from sales of the Company's products and pertains to the Company's major, worldwide, exclusive license agreement which continues until March 31, 2016. Minimum royalty payments required to retain this license are as follows:

                    Twelve-month period
                      ended March 31
                    -------------------
                           1999             $   200,000
                           2000                 250,000
                           2001                 300,000
                           2002                 400,000
                           2003                 450,000
                        Thereafter            4,100,000
                                            -----------
                                            $ 5,700,000
                                            ===========

(7)  Income Taxes

     No provision for federal or state income tax expense has been recorded due to the Company's losses. The Company has net operating loss carryforwards and temporary differences that give rise to the following deferred tax assets and liabilities:


                                                          December 31,
                                                     1997            1996
                                                 ------------    ------------
         Deferred tax assets:
            Net operating loss carryforwards      $4,118,000       3,400,000
            Inventory capitalization                 197,000         104,000
            Obsolete inventory reserve                     -          15,000
            Vacation and sick leave payable           28,000          27,000
            Allowance for doubtful accounts              625             625
            Legal fees                                     -           9,000
                                                  -----------     -----------
                                                   4,343,625       3,555,625
            Less valuation allowance              (4,318,625)     (3,536,625)
                                                  -----------     -----------
               Net deferred tax asset                 25,000          19,000
-----------    -----------
         Deferred tax liabilities:
            Amortization                          $    8,000               -
            Depreciation                              17,000          19,000
                                                  -----------     -----------
               Net deferred income taxes          $        -      $        -
                                                  ===========     ===========

     The net deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $12,000,000 expires beginning in 2006 through 2012. Ownership changes resulting from the Reorganization will limit the use of this net operating loss under applicable Internal Revenue Service regulations.

(8)  Commitments
     -----------
     The Company is obligated under a noncancelable operating lease for building facilities which requires a minimum rental payment of $96,096 in 1998. The lease is subject to 3 percent annual increases and expires on November 30, 2002. Rent expense for 1997 and 1996 was $106,893 and $104,336, respectively.

(9)  Contingency
     -----------
     In October 1997, a competitor filed a civil suit against the Company claiming that one of the Company's medical devices, the Lasette(-TM-), infringes a U.S. patent, underlying its competitive laser skin perforator. The Company and its patent counsel have conducted a comprehensive investigation of the basis of the claims underlying such litigation, and believe that the Lasette(-TM-) does not infringe upon such competitor's U.S. patent or any of its related foreign patents. The Company intends to vigorously defend the claims being asserted in such litigation. Accordingly, while there can be no assurance of the ultimate outcome of the litigation, the Company does not believe the claims will have a material adverse impact on the Company's business, results of operations or financial condition.

(10) Subsequent Events
     -----------------
     In February 1998, the Company sold 460,000 Units (including the Underwriter's "Over-Allotment Option, which consisted of 60,000 Units), each Unit consisting of one share of Series A Convertible Preferred Stock (the "Preferred Stock"), convertible into four Common Shares, and two common stock purchase warrants (the "Warrants"), in a registered offering to the public. Each Unit was sold at a price to the public of $8.25 resulting in gross proceeds of $3,795,000. After consideration of the Underwriter's commission and discount and other offering costs, net proceeds to the Company were approximately $3.0 million. The Company utilized $500,000 to repay a short-term loan concurrent with the offering. Accordingly, such short-term loan has been reclassified from current liabilities at December 31, 1997.

     The Preferred Stock is convertible at any time at the option of the holder. The Preferred Stock converts automatically upon the earlier of February 2001 or the sum of the closing bid prices of the Preferred Stock and the Warrants included in the Units has been at least $12.375 for ten consecutive trading dates. The Preferred Stock has a liquidation preference of $8.25 per share and is entitled to a semiannual dividend of four-tenths of one share of Common Stock for each share of Preferred Stock.

     Each Warrant entitles the holder thereof to purchase at any time prior to February 2003, one share of Common Stock at a price of $2.40 per share. The Warrants may be redeemed by the Company for a redemption price of $0.25 per Warrant under certain conditions.

     In connection with the offering, the Company issued options to purchase, in the aggregate, 450,000 shares of the Company's Common Stock at an exercise price of $2.0625 per share. The options are subject to vesting. Specifically, 150,000 options vested and became exercisable on the closing of the offering and the balance will vest on November 30, 2002; provided, however, (i) 150,000 options will vest and become exercisable thirty days after the end of any quarter in which the Company reports pre-tax income of at least $50,000; and (ii) 150,000 options shall vest and become exercisable upon the Company reporting its first fiscal year with net income of at least $500,000. The options are exercisable for a period of 36 months from each respective vesting date, but in no event later than December 31, 2002. Additionally, the Company granted the Underwriters' a five-year warrant that entitles the Underwriters to purchase up to 40,000 Units at an exercise price of $9.90 per Unit.

     In connection with the offering, the Company entered into a multi-year employment agreement with the chief executive officer of the Company.

     Finally, in February 1998, the Company allowed a principal shareholder who acquired 200,000 shares of Common Stock in August 1997 for $650,000 to exchange such shares for 78,788 Units.

(11) Capital Resources
     -----------------
     Since inception, the Company has incurred operating losses which have resulted in an accumulated deficit of $13,613,348 and operations using net cash of $2,253,941 in 1997.

     The Company's ability to improve cash flow and ultimately achieve profitability will depend on its ability to significantly increase sales. Accordingly, the Company has begun development on, and is preparing to manufacture and market, a series of laser-based medical devices which leverage the Company's existing base of patented technology. The Company believes the markets for these new products are broader than that of the scientific instrumentation market and, as such, offer a greater opportunity to significantly increase sales. In addition, the Company is pursuing development and marketing partners for several of its new medical products. These partnerships will enhance the Company's ability to rapidly ramp-up its marketing and distribution strategy, and possibly offset the products' development costs.

     Although the Company has refocused its strategy to concentrate on the development of its laser-based medical devices while continuing to market its scientific instrument line, it does not anticipate achieving profitable operations during fiscal 1998. As a result, the Company's working capital surplus is expected to erode over the next twelve months. Nevertheless, the Company expects that its present working capital surplus and the proceeds from the February 1998 Unit offering will be sufficient to cover its expected operational deficits through 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Registrant:                        CELL ROBOTICS INTERNATIONAL, INC.

     By (Signature & Title):            /s/ Ronald K. Lohrding
                                        -------------------------------------
                                        Ronald K. Lohrding, President
     Date:  3/31/98

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     (Signature & Title)           /s/ Ronald K. Lohrding
                                   -------------------------------------------
                                   Ronald K. Lohrding
                                   Chairman of the Board, President, and Chief
     Date:   3/31/98               Executive Officer


     (Signature & Title)           /s/ Jean Scharf
                                   -------------------------------------------
                                   Jean Scharf
     Date:  3/31/98                Chief Financial Officer, Chief Accounting
                                   Officer and Controller

     (Signature & Title)           /s/ Craig T. Rogers
                                   -------------------------------------------
                                   Craig T. Rogers
     Date:  3/31/98                Director


     (Signature & Title)           /s/ Mark Waller
                                   -------------------------------------------
                                   Mark Waller, Director
     Date:  3/31/98


     (Signature & Title)           /s/ Raymond Radosevich
                                   -------------------------------------------
                                   Raymond Radosevich, Director
     Date:  3/31/98


     (Signature & Title)           /s/ Debra Bryant
                                   -------------------------------------------
                                   Debra Bryant, Director
     Date:  3/31/98