Form 10QSB
period 1998-03-31
CELL ROBOTICS INTERNATIONAL INC
filed 1998-05-07
CIK 845291

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                                      OR

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
  For the transition period from ___________________ to ____________________


                        Commission file number 0-27840


                       CELL ROBOTICS INTERNATIONAL, INC.
                     -------------------------------------
       (Exact Name of small business issuer as Specified in its Charter)


             Colorado                                      84-1153295
---------------------------------                   --------------------------
   (State or other jurisdiction                           I.R.S. Employer
 of incorporation or organization)                     Identification number

2715 Broadbent Parkway N.E., Albuquerque, New Mexico           87107
  --------------------------------------------------------------------------
  (Address of Principal Offices)                            (Zip Code)

Registrant's telephone number, including area code:     (505) 343-1131


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes [X]        No [X]


As of April 30, 1998, ________________________ shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                     INDEX


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

           Consolidated Balance Sheet at March 31, 1998 (unaudited) and December 31, 1997 (audited).

           Consolidated Statement of Operations for the Three Months Ended March 31, 1998 and March 31, 1997 (unaudited).

           Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1998 and March 31, 1997 (unaudited).

           Notes to Unaudited Consolidated Financial Statements.

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

      Item 3.  Defaults Upon Senior Securities

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K

                        PART I.   FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
        --------------------

        The interim unaudited consolidated financial statements have been prepared by Cell Robotics International, Inc. ("Cell" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosure made in the Company's last annual report on Form 10-KSB have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full years.


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

                       CELL ROBOTICS INTERNATIONAL, INC.
                          Consolidated Balance Sheets


                                                   As of          As of
                                                  3-31-98       12-31-97
                                               -------------  -------------
                                                (UNAUDITED)

Assets
------
Current assets:
  Cash and cash equivalents                    $  2,591,900   $    623,572
  Accounts receivable, net of allowance
     for doubtful accounts of $1,841                477,786        223,856
  Inventory                                         535,013        586,033
  Other                                              69,904         36,089
                                               -------------  -------------
  Total current assets                            3,674,603      1,469,550

Property and equipment, net                         179,710         194,654

Deferred offering costs                                   0         248,372

Other assets, net                                    57,126         67,271
                                               -------------  -------------
                                               $  3,911,439   $  1,979,847
                                               =============  =============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                             $    290,215   $    603,153
  Payroll related liabilities                       127,850        149,726
  Royalties payable                                 183,278        193,150
  Other current liabilities                          84,242         88,941
                                               -------------  -------------
     Total current liabilities                      685,585      1,034,970

Short-term loan refinanced subsequent
  to balance sheet date                                   0        500,000
                                               -------------  -------------
     Total  liabilities                             685,585      1,534,970
                                               -------------  -------------

Stockholders equity:
  Preferred stock, $.04 par value.
     Authorized 2,500,000 shares,
     538,788 and no shares issued
     and outstanding at
     March 31, 1998 and
     December 31, 1997, respectively                 21,551              0
  Common stock, $.004 par value.
     Authorized 12,500,000 shares,
     5,045,414 and 5,245,414 shares
     issued and outstanding at
     March 31, 1998 and
     December 31, 1997, respectively                 20,182         20,982
  Additional paid in capital                     17,329,681     14,037,243
  Accumulated deficit                           (14,145,560)   (13,613,348)
                                               -------------  -------------
Total stockholders' equity                        3,225,854        444,877
                                               -------------  -------------
       $                                       3,911,439   $  1,979,847
                                               =============  =============


         See accompanying notes to consolidated financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Operations


                                                         UNAUDITED
                                                    Three Months Ended
                                              March 31, 1998  March 31, 1997
                                              --------------  --------------
Product Sales                                  $    414,275   $    256,518
Research and development grants                      41,819              0
                                               -------------  -------------
  Total revenues                                    456,094        256,518

Product cost of goods sold                         (222,439)      (172,450)
SBIR direct expenses                                (41,819)             0
                                               -------------  -------------
  Total cost of goods sold                         (264,258)      (172,450)
                                               -------------  -------------

Gross profit                                         191,836        84,068
                                               -------------  -------------

Operating expenses:
  General and administrative                        209,081        182,766
  Marketing and sales                               153,896        165,007
  Research and development                          142,430        246,452
                                               -------------  -------------

     Total operating expenses                       505,407        594,225
                                               -------------  -------------

Loss from operations                           $   (313,571)  $   (510,157)

Other income (deductions):
  Interest income                                    18,927         15,954
  Interest expense                                      (68)          (436)
  Other                                                   0          7,200
                                               -------------  -------------

     Total other income                              18,859         22,718
                                               -------------  -------------

Net Loss                                       $   (294,712)  $   (487,439)
                                               =============  =============

Net Loss per common share, basic and diluted          (0.06)         (0.10)

Weighted average common shares outstanding,
     basic and diluted                             5,125,414     5,004,747



         See accompanying notes to consolidated financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Cash Flows

                                                         UNAUDITED
                                                    Three Months Ended
                                              March 31, 1998  March 31, 1997
                                              --------------  --------------

Cash Flows From Operating Activities:
-------------------------------------
Net loss                                       $   (294,712)  $   (487,439)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                   31,767         32,473
     Options issued for services                     46,621             0
     Increase in accounts receivable               (253,930)      (196,188)
Decrease in inventory                                51,020         71,040
     Increase in other current assets               (33,815)       (41,425)
Increase (decrease) in current
       liabilities                                (126,013)            580
                                               -------------  -------------

Net cash used by operating activities              (579,062)      (620,959)
                                               -------------  -------------

Cash Flows From Investing Activities:
-------------------------------------
Purchase of fixed assets                             (6,678)        (5,248)
                                               -------------  -------------
Net cash used by investing activities                (6,678)        (5,248)
                                               -------------  -------------

Cash Flows From Financing Activities:
-------------------------------------
Proceeds from sale of Units,
  net of offering costs                           3,054,068              0
Proceeds from issuance of common stock                    0         17,500
Repayment of short-term loan                       (500,000)             0
                                               -------------  -------------

Net cash provided by financing
  activities                                      2,554,068         17,500
                                               -------------  -------------

Net Increase (Decrease) In Cash and
Cash Equivalents:                                 1,968,328       (608,707)
-----------------------------------
Cash and cash equivalents:
  Beginning of period                               623,572      1,724,671
  End of period                                $  2,591,900   $  1,115,964
                                               =============  =============

Supplemental Information:
-------------------------
Exchange of Units for common stock -
  increase in accumulated deficit                   237,500               0
Interest paid                                            68             436

         See accompanying notes to consolidated financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998


1.   Presentation of Unaudited Consolidated Financial Statements
     -----------------------------------------------------------

     These unaudited consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes otherwise necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. However, the information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the financial position, results of operations and cash flows on a consistent basis. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

2.   Issuance of Equity Securities
     -----------------------------

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

     In connection with the offering, the Company issued options to purchase, in the aggregate, 450,000 shares of the Company's Common Stock at an exercise price of $2.0625 per share to the Chief Executive Officer of the Company. The options are subject to vesting. Specifically, 150,000 options vested and became exercisable on the closing of the offering and the balance will vest on November 30, 2002; provided, however, (i) 150,000 options will vest and become exercisable thirty days after the end of any quarter in which the Company reports pre-tax income of at least $50,000; and (ii) 150,000 options shall vest and become exercisable upon the Company reporting its first fiscal year with net income of at least $500,000. The options are exercisable for a period of 36 months from each respective vesting date, but in no event later than December 31, 2002. Additionally, the Company granted the Underwriters' a five-year warrant that entitles the Underwriters to purchase up to 40,000 Units at an exercise price of $9.90 per Unit.

     In connection with the offering, the Company entered into a multi-year employment agreement with the chief executive officer of the Company.

     Finally, in February 1998, the Company allowed a principal shareholder who acquired 200,000 shares of Common Stock in August 1997 for $650,000 to exchange such shares for 78,788 Units. In connection herewith, a charge to accumulated deficit of $237,500 was recognized.

Earnings Per Share
------------------
     The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" in 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS No. 128 replaces presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of basic and diluted EPS computations to the financial statements. Upon adoption, SFAS No. 128 requires restatement of prior period EPS information presented. As such, the EPS information for the quarter ended March 31, 1997 has been restated. Adoption of SFAS No. 128 did not have a material effect on the Company's consolidated financial statements.

     Options to purchase 1,270,905 and 980,000 shares of common stock were outstanding at March 31, 1998 and 1997, respectively. Preferred Stock convertible into 2,155,152 shares of common stock and warrants to purchase 1,077,576 shares of common stock were outstanding at March 31, 1998. These were not included in the computation of diluted loss per share as the exercise of these options would have been anti-dilutive because of the net losses incurred in the quarters ended March 31, 1998 and 1997.

4.   Contingency
     -----------

     In October 1997, a competitor filed a civil suit against the Company claiming that one of the Company's medical devices, the Lasette -TM-, infringes a U.S. patent, underlying its competitive laser skin perforator.
The Company and its patent counsel have conducted a comprehensive investigation of the basis of the claims underlying such litigation, and believe that the Lasette -TM- does not infringe upon such competitor's U.S. patent or any of its related foreign patents. In March, 1998, the Court granted the Company's Motion to Dismiss for lack of personal jurisdiction.
The competitor has recently filed a notice that it will appeal that decision. The Company intends to vigorously defend any future claims asserted in such litigation. Accordingly, while there can be no assurance of the ultimate outcome of the litigation, the Company does not believe the claims will have a material adverse impact on the Company's business, results of operations or financial condition.

5.   Reclassification
     ----------------

     Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

        MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS OF CELL ROBOTICS INTERNATIONAL, INC.

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


Liquidity and Capital Resources - March 31, 1998 Compared to December 31, 1997
-------------------------------------------------------------------------

     In February 1998, the Company sold 460,000 Units (including the Underwriter's "Over-Allotment Option," which consisted of 60,000 Units), each Unit consisting of one share of Series A Convertible Preferred Stock (the "Preferred Stock"), convertible into four Common Shares, and two common stock purchase warrants (the "Warrants"), in a registered offering to the public (the "Offering"). Each Unit was sold at a price to the public of $8.25 resulting in gross proceeds of $3,795,000. After consideration of the Underwriter's commission and discount and other offering costs, net proceeds to the Company were approximately $3.0 million. (See Note 2 of the Notes to Unaudited Consolidated Financial Statements)

     Primarily as a result of the foregoing, the Company's liquidity and capital resources were enhanced during the three month period ended March 31, 1998.

     The Company's current ratio at December 31, 1997, was 1.4:1, compared to a current ratio of 5.4:1 on March 31, 1998. This increase in liquidity is primarily due to capital raised from the Offering. Total assets increased from $1,979,847 at December 31, 1997 to $3,911,439 at March 31, 1998, an
increase of $1,931,592, or 97.6%.

     The increase in the Company's current assets of $2,205,053, or 150%, was driven by net offering proceeds of approximately $3.0 million. Cash and cash equivalents therefore increased $1,968,328, or 315.7%. Accounts receivable increased $253,930, or 113.4%, resulting from increased sales during the quarter. Also resulting from the quarter's increased sales was a decrease in inventory of $51,020, or 8.7%. Other current assets also increased, from $36,089 to $69,904, an increase of 93.7%.

     Property and equipment, net, decreased $14,944, or 7.7%, as a result of depreciation, slightly offset by new fixed asset purchases of $6,678. Other assets decreased slightly from $67,271 to $57,126, or 15.1%.

     During the three month period ended March 31, 1998, the Company's total liabilities decreased from $1,534,970 to $685,585, or 55.3%. This reduction was accomplished by applying net offering proceeds against outstanding vendor payables and repaying a $500,000 short-term note concurrent with the Offering. The Company did not have any long term liabilities at December 31, 1997 or March 31, 1998.

     The Company's working capital increased from $434,580 at December 31, 1997 to $2,989,018 at March 31, 1998, an increase of $2,554,438, due almost exclusively to the completion of the Offering.

     Cash used in operations for the quarters ended March 31, 1998 and 1997 were $579,062 and $620,959, respectively. The primary reason for the decrease in cash used in operations during the quarter ended March 31, 1998, as compared to the prior period, is the increase in gross profit and the decrease in operating expenses.

     The Company expects that its cash used in operating activities will continue to level off in 1998. The timing of the Company's future capital requirements, however, cannot accurately be predicted. The Company's capital requirements depend upon numerous factors, including, most notably, the market acceptance of its new laser-based medical devices. If capital requirements vary materially from those currently planned, the Company may require additional financing, including but not limited to, the sale of equity or debt securities. The Company has no commitments for any additional financing and there can be no assurance that such commitments can be obtained. Any additional equity financing may be dilutive to the Company's existing stockholders and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations, which could have a material adverse effect upon the Company's business, financial condition and results of operation. The Company believes that the net proceeds from the Offering will be sufficient to meet the Company's working capital requirements for at least the next 12 months, although there can be no assurance in this regard.

     Other than the foregoing, management knows of no other trend, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the liquidity and capital resources of the Company.


Results of Operations - Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997
--------------------------------------------------------------------------

     Revenues from the sale of products during the three months ended March 31, 1998, were $414,275, as compared to $256,518 during the comparable period in 1997. This represents an increase of 61.5%. The Company also recognized $41,819 of revenue from research and development grants during the three months ended March 31, 1998. The gross margin realized on product sales during this period also improved from 32.8% in the 1997, to 46.3% during the 1998.

     The Company's loss from operations incurred during the three months ended March 31, 1998, was $313,571, as compared to an operating loss of $510,157 incurred during the same period in 1997. Total operating expenses decreased $88,818, or 14.9%, from $594,225 to $505,407. A reduction of $104,022, or
42.2%, in research and development expenses accounted for the majority of this decrease. General and administrative expenses increased $26,315, or 14.4%, reflecting an increase in legal, regulatory and clinical trial fees, while marketing and sales activities were slightly curtailed during the period.

     During the three months ended March 31, other income and expenses slightly decreased from a $22,718 net contribution to income during the period in 1997, to a $18,859 net contribution to income during the period in 1998.

     As a result of the foregoing, the Company's net loss for the three months ended March 31, 1998 was $294,712, as compared to a net loss of $487,439 incurred during the comparable period of 1997. On a per share basis, this amounts to a $0.06 loss per weighted average outstanding share during the first quarter 1998, compared to a $0.10 loss per weighted average outstanding share during the first quarter of 1997. Primarily as a result of the exercise of stock options in the later part of 1997 and 200,000 shares of common stock outstanding prior to an exchange of such shares in February 1998, for 78,788 Units, the weighted average common shares outstanding increased from 5,004,747 for the quarter ended March 31, 1997 to 5,125,414 for the quarter ended March 31, 1998.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material impact on the Company's results of operations.

                         PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          As disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, in October 1997, a civil action was brought by Venisect, Inc. ("Venisect") against the Company in the United States District Court of the Eastern District of Arkansas, Case No. LR-C-97-877 (the "Venisect Litigation") in which Venisect claims that the Company's Lasette -TM- product infringes a U.S. patent, underlying its competitive laser skin perforator. The Company and its advisors, including patent counsel, have conducted a comprehensive investigation of the basis of the claims underlying the Venisect Litigation and believe that the Lasette -TM- does not infringe upon the Venisect U.S. patent or any of its related foreign patents. In March 1998, the Court granted the Company's Motion to Dismiss for lack of jurisdiction. Venisect has recently filed a notice that it will appeal that decision.

Item 2.   Changes in Securities
          ---------------------
          None.


Item 3.   Default Upon Senior Securities
          ------------------------------
          None.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None


Item 5.   Other Information
          -----------------
          None.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          Exhibits:

            Exhibit 27     Financial Data Schedule

          Reports on Form 8-K:

            None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CELL ROBOTICS INTERNATIONAL, INC.



Dated:    May 8, 1998         By:  /s/ Ronald K. Lohrding
          ------------             ----------------------------------------
                                   Ronald K. Lohrding, President



Dated:    May 8, 1998         By:  /s/ Jean M. Scharf
          ------------             ----------------------------------------
                                   Jean M. Scharf, Chief Financial Officer