Form 10QSB
period 1998-06-30
CELL ROBOTICS INTERNATIONAL INC
filed 1998-08-14
CIK 845291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

                                      OR

               [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT
       For the transition period from _______________ to _______________

                       Commission file number:  0-27840


                       CELL ROBOTICS INTERNATIONAL, INC.
                ----------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

         Colorado                                      84-1153295
----------------------------------          ----------------------------------
(State or other jurisdiction                         I.R.S. Employer
of incorporation or organization)                 Identification number


        2715 Broadbent Parkway N.E., Albuquerque, New Mexico     87107
      ------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

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

      Yes [X] No [ ]

As of July 31, 1998, 5,192,434 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                     INDEX


PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheet at June 30, 1998 (unaudited) and December 31, 1997 (audited)

               Consolidated Statement of Operations for the Three Months ended June 30, 1998 and June 30, 1997 (unaudited)

               Consolidated Statement of Operations for the Six Months ended June 30, 1998 and June 30, 1997 (unaudited)

               Consolidated Statement of Cash Flows for the Six Months ended June 30, 1998 and June 30, 1997 (unaudited)

               Notes to Unaudited Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation

PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

ITEM 1. FINANCIAL STATEMENTS
        --------------------

     The interim unaudited consolidated financial statements have been prepared by Cell Robotics International, Inc. ("Cell" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosure made in the Company's last annual report on Form 10-KSB have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

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

                       CELL ROBOTICS INTERNATIONAL, INC.
                          Consolidated Balance Sheets


                                                 As of            As of
                                                6-30-98         12-31-97
                                             -------------    -------------
                                              (UNAUDITED)
Assets
------
Current assets:
  Cash and cash equivalents                  $ 2,095,748      $    623,572
  Accounts receivable, net of allowance
     for doubtful accounts of $1,841             343,286           223,856
  Inventory                                      561,266           586,033
  Other                                           83,191            36,089
                                            -------------     -------------
     Total current assets                      3,083,491         1,469,550
  Property and equipment, net                    181,761           194,654
  Deferred offering costs                              0           248,372
  Other assets, net                               52,951            67,271
                                            -------------     -------------
       Total assets                          $ 3,318,203      $  1,979,847
                                            =============     =============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable                           $   257,281      $    603,153
  Payroll related liabilities                    147,375           149,726
  Royalties payable                              186,106           193,150
  Other current liabilities                       30,109            88,941
                                            -------------     -------------
       Total current liabilities                 620,871         1,034,970
Short-term loan refinanced subsequent to
  balance sheet date                                   0           500,000
                                            -------------     -------------
       Total liabilities                         620,871         1,534,970
                                            -------------     -------------

Stockholders' equity:
  Preferred stock, $.04 par value.
     Authorized 2,500,000 shares, 502,033
     and no shares issued and outstanding
     at June 30, 1998 and December 31, 1997,
     respectively                                 20,081                 0
  Common stock, $.004 par value.
     Authorized 12,500,000 shares, 5,192,434
     and 5,245,414 shares issued and
     outstanding at June 30, 1998 and
     December 31, 1997, respectively              20,770            20,982
  Additional paid-in capital                  17,328,999        14,037,243
  Accumulated deficit                        (14,672,518)      (13,613,348)
                                            -------------     -------------
       Total stockholders' equity              2,697,332           444,877
                                            -------------     -------------
                                             $ 3,318,203      $  1,979,847
                                            =============     =============


          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Operations


                                                        UNAUDITED
                                                   Three Months Ended
                                             June 30, 1998    June 30, 1997
                                             -------------    -------------

Product sales                                $   244,375      $    278,325
Research and development grants                   83,243                 0
                                            -------------     -------------
     Total revenues                              327,618           278,325
                                            -------------     -------------

Product cost of goods sold                      (160,093)         (184,947)
SBIR direct expenses                             (83,243)                0
                                            -------------     -------------
     Total cost of goods sold                   (243,336)         (184,947)
                                            -------------     -------------

Gross profit                                      84,282            93,378
                                            -------------     -------------

Operating expenses:
  General and administrative                     216,951           197,026
  Marketing & Sales                              201,090           159,140
  Research and development                       219,748           371,652
                                            -------------     -------------
     Total operating expenses                    637,789           727,818
                                            -------------     -------------

Loss from operations                            (553,507)         (634,440)
                                            -------------     -------------

Other income (deductions):
  Interest income                                 26,889            10,876
  Interest expense                                  (340)              (37)
  Other                                                0             4,600
                                            -------------     -------------
     Total other income                           26,549            15,439
                                            -------------     -------------

     Net loss                                $  (526,958)     $  (619 ,001)
                                            =============     =============

Weighted average common shares
  outstanding, basic and diluted               5,089,147         5,013,414

                                            =============     =============

Net loss per common share,
  basic and diluted                          $     (0.10)     $      (0.12)
                                            =============     =============


          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Operations


                                                        UNAUDITED
                                                    Six Months Ended
                                             June 30, 1998    June 30, 1997
                                             -------------    -------------

Product sales                                $   658,650      $    534,843
Research and development grants                  125,062                 0
                                            -------------     -------------
     Total revenues                              783,712           534,843
                                            -------------     -------------

Product cost of goods sold                      (382,532)         (357,397)
SBIR direct expenses                            (125,062)                0
                                            -------------     -------------
     Total cost of goods sold                   (507,594)         (357,397)
                                            -------------     -------------

Gross profit                                     276,118           177,446
                                            -------------     -------------

Operating expenses:
  General and administrative                     429,606           361,006
  Marketing & Sales                              358,078           318,317
  Research and development                       355,512           642,720
                                            -------------     -------------
     Total operating expenses                  1,143,196         1,322,043
                                            -------------     -------------

Loss from operations                            (867,078)       (1,144,597)
                                            -------------     -------------

Other income (deductions):
  Interest income                                 45,816            26,830
  Interest expense                                  (408)             (473)
  Other                                                0            11,800
                                            -------------     -------------
     Total other income                           45,408            38,157
                                            -------------     -------------
     Net loss                                $  (821,670)     $(1,106 ,440)
                                            =============     =============

Weighted average common shares
  outstanding, basic and diluted               5,192,434         5,009,105
                                            =============     =============
Net loss per common share,
  basic and diluted                          $     (0.16)     $      (0.22)
                                            =============     =============


          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Cash Flows


                                                        UNAUDITED
                                                    Six Months Ended
                                             June 30, 1998    June 30, 1997
                                             -------------    -------------

Cash flows from operating activities:
-------------------------------------
  Net loss                                   $  (821,670)     $ (1,106,440)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                62,866            63,789
     Amortization of options issued
       for service                                31,081                 0
     Increase in accounts receivable            (119,430)         (359,428)
     Decrease in inventory                        24,767            47,698
     Increase in other current assets            (31,562)          (52,043)
     Increase (decrease) in current
       liabilities                              (190,727)          200,964
                                            -------------     -------------
  Net cash used in operating activities       (1,044,675)       (1,205,460)
                                            -------------     -------------

Cash flows from investing activities:
-------------------------------------
  Purchase of Fixed Assets                       (35,653)          (15,524)
                                            -------------     -------------
  Net Cash Used by Investing Activities          (35,653)          (15,524)
                                            -------------     -------------

Cash flows from financing activities:
-------------------------------------
  Proceeds from Sale of Units,
     Net of Offering Costs                     3,052,504                 0
  Proceeds from issuance of common stock               0            17,500
  Repayment of short term loan                  (500,000)                0
                                            -------------     -------------

  Net cash provided by financing activities    2,552,504            17,500
                                            -------------     -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS:                            1,472,176        (1,203,484)
Cash and cash equivalents:
  Beginning of Period                            623,572         1,724,671
                                            -------------     -------------
  End of Period                              $ 2,095,748      $    521,187
                                            =============     =============

Supplemental information:
-------------------------
  Exchange of Units for common stock --
     increase to accumulated deficit             237,500                 0
  Options issued for services to be
     rendered                                     46,621                 0
  Interest paid                              $       408      $        473
                                            =============     =============


          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
             Notes to Unaudited Consolidated Financial Statements
                                 June 30, 1998


1.   Presentation of Unaudited Consolidated Financial Statements
     -----------------------------------------------------------

     These unaudited consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes otherwise necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. However, the information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the financial position, results of operations and cash flows. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

2.   Issuance of Equity Securities
     -----------------------------

     In February, 1998, the Company sold 460,000 Units (including Underwriter's "Over-Allotment Option", which consisted of 60,000 Units), each Unit consisting of one share of Series A Convertible Preferred Stock (the "Preferred Stock"), convertible into four Common Shares, and two common stock purchase warrants (the "Warrants"), in a registered offering to the public. Each Unit was sold at a price to the public of $8.25 resulting in gross proceeds of $3,795,000. After consideration of the Underwriter's commission and discount and other offering costs, net proceeds to the Company were approximately $3.0 million. The Company utilized $500,000 to repay a short-term loan concurrent with the offering. Accordingly, such short-term loan has been reclassified from current liabilities at December 31, 1997.

     The Preferred Stock is convertible at any time at the option of the holder. The Preferred Stock converts automatically upon the earlier of February 2001 or the date upon which the sum of the closing bid prices of the Preferred Stock and the Warrants included in the Units has been at least $12.375 for ten consecutive trading dates. The Preferred Stock has a liquidation preference of $8.25 per share and is entitled to a semiannual dividend of four-tenths of one share of Common Stock for each share of Preferred Stock.

     Each Warrant entitles the holder thereof to purchase at any time prior to February 2003, one share of Common Stock at a price of $2.40 per share. The Warrants may be redeemed by the Company for a redemption price of $0.25 per Warrant under certain conditions.

     In connection with the offering, the Company issued options to purchase, in the aggregate, 450,000 shares of the Company's Common Stock at an exercise price of $2.0625 per share to the Chief Executive Officer of the Company. The options are subject to vesting. Specifically, 150,000 options vested and became exercisable on the closing of the offering and the balance will vest on November 30, 2002; provided, however, (i) 150,000 options will vest and become exercisable thirty days after the end of any quarter in which the Company reports pre-tax income of at least $50,000; and (ii) 150,000 options shall vest and become exercisable upon the Company reporting its first fiscal year with net income of at least $500,000. The options are exercisable for a period of 36 months from each respective vesting date, but in no event later than December 31, 2002. Additionally, the Company granted the Underwriters a five-year warrant that entitles the Underwriters to purchase up to 40,000 Units at an exercise price of $9.90 per Unit.

     In connection with the offering, the Company entered into a multi-year employment agreement with the chief executive officer of the Company.

     Finally, in February 1998, the Company allowed certain shareholders who acquired 200,000 shares of Common Stock in August 1997 for $650,000 to exchange such shares for 78,788 Units. In connection herewith, a charge to accumulated deficit of $237,500 was recognized.

3.   Earning Per Share
     -----------------

     The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" in 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of basic and diluted EPS computations to the financial statements. Upon adoption, SFAS No.128 requires restatement of prior period EPS information presented. As such, the EPS information for the 1997 periods presented has been restated. Adoption of SFAS No. 128 did not have a material effect on the Company's consolidated financial statements.

     Options to purchase 1,290,905 and 991,000 shares of common stock were outstanding at June 30, 1998 and 1997, respectively. Preferred Stock convertible into 2,008,132 shares of common stock and warrants to purchase 1,077,576 shares of common stock were outstanding at June 30, 1998. These potentially dilutive securities were not considered in the computation of diluted loss per share as the effect would have been anti-dilutive because of the net losses incurred in the periods ended June 30, 1998 and 1997.

4.   Contingency
     -----------

     In October 1997, a competitor filed a civil suit against the Company claiming that one of the Company's medical devices, the Lasette(-TM-), infringes a U.S. patent underlying its competitive laser skin perforator. The Company and its patent counsel have conducted a comprehensive investigation of the basis of the claims underlying such litigation, and believe that the Lasette does not infringe upon such competitor's U.S. patent or any of its related foreign patents. In March 1998, the Company's Motion to Dismiss for lack of personal jurisdiction was granted. The competitor has appealed that decision. The Company intends to vigorously defend any future claims asserted in such litigation. Accordingly, while there can be no assurance of the ultimate outcome of the litigation, the Company does not, at this time, believe the claims will have a material adverse impact on the Company's business, results of operations or financial condition.

5.   Reclassification
     ----------------

     Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CELL ROBOTICS INTERNATIONAL, INC.


     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


Liquidity and Capital Resources - June 30, 1998 compared to December 31, 1997
-----------------------------------------------------------------------------

     In February, 1998, the Company sold 460,000 Units (including the Underwriter's "Over-Allotment Option", which consisted of 60,000 Units), each Unit consisting of one share of Series A Convertible Preferred Stock (the "Preferred Stock"), convertible into four Common Shares, and two common stock purchase warrants (the "Warrants"), in a registered offering to the public (the "Offering"). Each Unit was sold at a price to the public of $8.25 resulting in gross proceeds of $3,795,000. After consideration of the Underwriter's commission and discount and other offering costs, net proceeds to the Company were approximately $3.0 million. (See Note 2 of the Notes to Unaudited Consolidated Financial Statements)

     Primarily as a result of the foregoing, the Company's liquidity and capital resources remained strong during the six month period ended June 30, 1998.

     The Company's current ratio at December 31, 1997, was 1.4:1, compared to a current ratio of 5.0:1 on June 30, 1998. This increase in liquidity is primarily due to capital raised from the Offering. Total assets increased from $1,979,847 at December 31, 1997 to $3,318,203 at June 30, 1998, an increase of
$1,338,356, or 67.6%.

     The increase in the Company's current assets of $1,613,941, or 109.8%, was driven by net offering proceeds of approximately $3.0 million. Cash and cash equivalents therefore increased $1,472,176, or 236.1%. Accounts receivable increased $119,430, or 53.4%, resulting from increased sales during the six month period. Also resulting from the increased sales was a decrease in inventory of $24,767, or 4.2%. Other current assets also increased, from $36,089 to $83,191 an increase of 130.5%.

     Property and equipment, net, decreased $12,893, or 6.6%, as a result of depreciation, slightly offset by new fixed asset purchases of $35,653. Other assets decreased from $67,271 to $52,951, or 21.3%.

     During the six month period ended June 30, 1998, the Company's total liabilities materially decreased from $1,534,970 to $620,871, or 59.6%. This reduction was accomplished by applying net offering proceeds against outstanding vendor payables and repaying a $500,000 short-term note. The Company did not have any long term liabilities at June 30, 1998.

     The Company's working capital increased from $434,580 at December 31, 1997 to $2,462,620 at June 30, 1998, an increase of $2,028,040, due almost exclusively to the completion of the Offering.

     Cash used in operations for the six month periods ended June 30, 1998 and 1997 was $1,044,675 and $1,205,460, respectively. The primary reason for the decrease in cash used in operations during this period, as compared to the prior period, was the decrease in operating expenses.

     On July 30, 1998, the Company signed an agreement with Chronimed, Inc. for worldwide distribution of its Lasette(-TM-) laser finger perforator for the blood sampling for glucose testing market. The agreement includes a two-year, multi-million dollar minimum purchase commitment by Chronimed as well as a capital investment consisting of a staged purchase of $600,000 of the Company's common stock, contingent upon achievement of certain milestones. Chronimed's capital investment will be used for the development of a second generation, smaller Lasette to meet the needs of the home blood sampling for glucose testing market. The worldwide diabetic market is very large and continues to grow, but there can be no assurance the Lasette product will achieve market acceptance.

     The Company expects that its cash used in operating activities will continue at the current level through the remainder of 1998. The timing of the Company's future capital requirements, however, cannot accurately be predicted. The Company's capital requirements depend upon numerous factors, including, most notably, the market acceptance of its new laser-based medical devices. If capital requirements vary materially from those currently planned, the Company may require additional financing, including but not limited to, the sale of equity or debt securities. The Company has no commitments for any additional financing and there can be no assurance that such commitments can be obtained. Any additional equity financing may be dilutive to the Company's existing stockholders and debt financing, if available, may involve pledging some or all the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations, which could have a material adverse effect upon the Company's business, financial condition and results of operation. The Company believes that the net proceeds from the Offering will be sufficient to meet the Company's working capital requirements for at least the next nine months, although there can be no assurance in this regard.

     Other than the foregoing, management knows of no other trend, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the liquidity and capital resources of the Company.


Results of Operations - Three months ended June 30, 1998 compared to the three months ended June 30, 1997
------------------------------------------------------------------------------

     The Company's total revenue increased $49,293, or 17.7% from $278,325 to $327,618 for the three month period ended June 30, 1997 and 1998, respectively. Revenues from the sale of products during the three months ended June 30, 1998, were $244,375, as compared to $278,325 during the comparable period in 1997. This represents a decrease in sales of 12.2% while gross margin realized on product sales during this period improved slightly from 33.5% in 1997, to 34.5% during 1998.

     The Company also recognized $83,243 of revenue from "Small Business Innovative Research" (SBIR) grants during the three months ended June 30, 1998. These SBIR grants have been issued by the National Institutes of Health
(NIH), an agency of the U.S. Department of Health and Human Services. The highly competitive grants provide financial assistance for approved tasks of high-risk research that can lead to future products for small businesses. Normally, awards do not exceed $750,000 for a period ordinarily not to exceed two years. The Company's current Phase II grant is scheduled to expire on March 31, 1999. Additional Phase II grant applications will be submitted to continue research efforts initiated in previously awarded Phase I grants.

     The Company's loss from operations incurred during the three months ended June 30, 1998, was $553,507, as compared to an operating loss of $634,440 incurred during the same period in 1997. Total operating expenses decreased $90,029, or 12.4%, from $727,818 to $637,789. Research and development type expenses accounted for the majority of this decrease, a reduction of $151,904 or 40.9%. General and administrative expenses increased $19,925, or 10.1%, reflecting an increase in legal, accounting and insurance fees. Marketing and sales expenses increased 26.4%, or $41,950, primarily due to efforts to identify a marketing partner for the new laser-based medical products, obtain regulatory clearances and secure distribution channels.

     During the three months ended June 30, other income and expenses increased from a $15,439 net contribution to income during the period in 1997, to a $26,549 net contribution to income during the period in 1998.

     As a result of the foregoing, the Company's net loss for the three months ended June 30, 1998 was $526,958, as compared to a net loss of $619,001 incurred during the comparable period of 1997. On a per share basis, this amounts to a $0.10 loss per weighted average outstanding share during the second quarter of 1998, compared to a $0.12 loss per weighted average outstanding share during the second quarter of 1997.


Results of Operations - Six months ended June 30, 1998 compared to the six months ended June 30, 1997
--------------------------------------------------------------------------

     Total revenue increased $248,869, or 46.5%, during the six months ended June 30, 1998 as compared to the same period in 1997. Revenues from the sale of products during the six months ended June 30, 1998, were $658,650, as compared to $534,843 during the comparable period in 1997. This represents an increase of 23.1%. The Company also recognized $125,062 of revenue from research and development grants during the six months ended June 30, 1998.
The gross margin realized on product sales during this period improved from 33.2% in 1997, to 41.9% during 1998.

     The Company's loss from operations incurred during the six months ended June 30, 1998, was $867,078, as compared to an operating loss of $1,144,597 incurred during the same period in 1997. Total operating expenses decreased $178,847, or 13.5%, from $1,322,043 to $1,143,196. Research and development type expenses accounted for the majority of this decrease, a reduction of $287,208 or 44.7%. Principal development expenses associated with the FDA-cleared RevitaLase(-TM-), an erbium:YAG laser for use in dermatological applications, were incurred in the previous fiscal year. R&D efforts associated with the development of the next generation Lasette, or Lasette II, began in the later part of the second quarter. These scaled down development activities for the first six months of 1998, combined with low first quarter cash reserves, led to the reduction in research and development expenses. General and administrative expenses increased $68,600, or 19.0%, reflecting an increase in legal and accounting fees and the addition of Director and Officer Liability Insurance. Marketing and sales expenses slightly increased 12.5%, or $39,761, primarily due to the Company's efforts to identify a marketing partner and secure worldwide distribution channels for its laser-based medical products, as well as enhanced product literature and advertising expenses.

     During the six months ended June 30, other income and expenses slightly increased from a $38,157 net contribution to income during the period in 1997, to a $45,408 net contribution to income during the period in 1998.

     As a result of the foregoing, the Company's net loss for the six months ended June 30, 1998 was $821,670, as compared to a net loss of $1,106,440 incurred during the comparable period of 1997. On a per share basis, this amounts to a $0.16 loss per weighted average outstanding share during the first six months of 1998, compared to a $0.22 loss per weighted average outstanding share during the first six months of 1997.

     The Company developed the FDA-cleared RevitaLase(-TM-), and Erbium:YAG laser for use in dermatological applications, based on a letter of intent that was signed with Laser Industries, Ltd. (a major medical laser company). However, before the agreement was finalized, ESC Medical Lasers, Ltd. acquired Laser Industries. Since ESC already had its own Erbium:YAG laser, the new combined company did not honor the letter of intent. Because the dermatology laser market is quite crowded, the Company has decided not to market the RevitaLase without a marketing partner. Discussions continue with other laser marketing companies; however, no additional capital is being spent on the product at this time.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material impact on the Company's results of operations.

Year 2000 Issue
---------------

     THE PROBLEM. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which, in turn, could result in system failures or miscalculations causing disruptions in the operations of the Company and its suppliers and customers.

     THE COMPANY'S STATE OF READINESS. The Company has instituted a Year 2000 Project. As part of the Company's Year 2000 Project, the Company has completed its initial evaluation of current computer systems, software and embedded technologies. The evaluation revealed that the Company's network hardware and operating system, voice mail system, e-mail system, and accounting and manufacturing software are the major resources that do have Year 2000 compliance issues. These resources will need to be either replaced or upgraded. Fortunately, the identified systems and/or programs are "off-the-shelf" products with Year 2000 compliant versions now available. The Company's network, e-mail system and accounting and manufacturing software are scheduled for upgrade by the end of September, 1998. The Company's voice mail system is scheduled to be replaced during the first quarter of 1999. All other relevant programs, including Microsoft Windows95(-Registered Mark-) operating system, are scheduled for upgrade by the end of December, 1998.

     The Company has determined that there should be no Year 2000 Issues for the products it has already sold, excluding issues associated with the Microsoft Windows95(-Registered Mark-) operating system which is incorporated into the Company's Workstation products. Customers who have purchased the Company's Workstation products will be notified about Microsoft Windows95(- Registered Mark-) and problems will be addressed as incurred.

     As part of the Company's Year 2000 Project, the Company has also contacted its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. To date, approximately ten percent (10%) of the entities contacted have responded, and of those responding, half have indicated that they have remediated their Year 2000 compliance issues. The Company will continue to contact its significant suppliers and large customers as part of its Year 2000 Project. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

     THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. Expenditures in 1997 for the Year 2000 Project amounted to less than $7,500.00. Management expects that completion of its Year 2000 Project may result in additional expenditures of approximately $35,000.00

     THE RISKS ASSOCIATED WITH THE COMPANY'S YEAR 2000 ISSUES. The Company's failure to resolve Year 2000 Issues on or before December 31, 1999 could result in system failures or miscalculations causing disruption in operations, including, among other things, a temporary inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in similar normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of parts and materials, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 Project will adequately address the Company's internal Year 2000 issues, until the company receives responses from a more significant number of the Company's suppliers and customers, the overall risks associated with the Year 2000 Issue remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Company and its operations.

     THE COMPANY'S CONTINGENCY PLAN. The Company has not, to date, implemented a Year 2000 Contingency Plan. It is the Company's goal to have the major Year 2000 Issues resolved by the end of fiscal 1998, with the exception of the Company's voice mail system which will be replaced during the first quarter of fiscal 1999. As part of the Company's Year 2000 Project, the Company plans to retain the services of an outside consultant to verify and validate the Company's Year 2000 compliance. Final Year 2000 verification and validation is scheduled to occur by the end of March, 1999. However, the Company will develop and implement a contingency plan by the end of November, 1998, in the event the Company's Year 2000 Project should fall behind schedule.

                          PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     As disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, in October 1997, a civil action was brought by Venisect, Inc. ("Venisect") against the Company in the United States District Court of the Eastern District of Arkansas, Case No. LR-C-97-877 (the "Venisect Litigation") in which Venisect claims that the Company's Lasette(-TM-) product infringes a U.S. patent, underlying its competitive laser skin perforator. The Company and its advisors, including patent counsel, have conducted a comprehensive investigation of the basis of the claims underlying the Venisect Litigation and believe that the Lasette does not infringe upon the Venisect U.S. patent or any of its related foreign patents. In March 1998, the Court granted the Company's Motion to Dismiss for lack of jurisdiction. Venisect has filed a notice that it will appeal that decision.

Item 2.   Change in Securities

          None.

Item 3.   Default Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits:

               Exhibit 10.1   Development and Distribution Agreement
               Exhibit 27     Financial Data Schedule

          Reports on Form 8-K:

               None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CELL ROBOTICS INTERNATIONAL, INC.



Dated: August 14, 1998        By:  /s/ Ronald K. Lohrding
       ---------------             ----------------------------------------
                                   Ronald K. Lohrding, President & CEO



Dated: August 14, 1998        By:  /s/ Jean M. Scharf
       ---------------             ----------------------------------------
                                   Jean M. Scharf, Chief Financial Officer