Form 10KSB/A
period 1997-12-31
CELL ROBOTICS INTERNATIONAL INC
filed 1998-09-08
CIK 845291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-KSB/A-1


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from __________ to __________

                        Commission file number: 0-27840


                       CELL ROBOTICS INTERNATIONAL, INC.
                -----------------------------------------------
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

                                Title of Class
                               -----------------
                         Common Stock, $.004 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's total revenues for the fiscal year ended December 31, 1997 were $1,037,723.

As of March 27, 1998, the aggregate market value of the Common Stock of the Registrant based upon the closing bid price of the Common Stock as quoted on the OTC Electronic Bulletin Board held by non-affiliates of the Issuer was $9,264,713. As of March 27, 1998, 5,245,414 shares of Common Stock of the Issuer were outstanding.

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

4. Incorporated by reference from the Company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, which was declared effective by the Commission on February 14, 1996, SEC File No. 33-80347.

5. Incorporated by reference from the Company's Current Report on Form 8-K dated February 23, 1995, as filed with the Commission on March 10, 1995, SEC File No. 33-26467.

ITEM 1.  BUSINESS
-----------------

OVERVIEW
--------
     The Company has developed, and is preparing to manufacture, market and sell, a number of sophisticated laser-based medical devices. The Lasette (-TM-), a compact, lightweight, portable skin perforator, has been designed to permit nearly painless sampling of capillary blood in both clinical and home settings for the purpose of subsequent glucose or hematocrit testing. The RevitaLase(-TM-) is a modularly-designed laser-based system for dermatological use which incorporates the laser in the hand-piece. Its design allows for interchangeable, hand-pieces each with a laser having a different wavelength suitable for specific applications to be driven by a common base unit containing computer controls, power supply and cooling system. The initial erbium:YAG laser for the RevitaLase(-TM-) has been designed for cosmetic uses such as skin resurfacing and wrinkle removal and may find added applications in scar revisioning and burn debridement. The IVF Workstation utilizes a microscope, computer-controlled stages and a solid-state laser to enhance human assisted reproduction techniques. Both the Lasette(-TM-) and RevitaLase(-TM-) will require a disposable shield or disposable delivery tip each time the laser is used. These disposables will be manufactured for and sold by the Company. The new laser-based medical devices utilize core technologies and management skills developed by the Company in connection with its Cell Robotics Workstation, a laser scientific instrument which transforms a microscope from a viewing device into a tool for physically manipulating and microdissecting living cells. The Company believes that the markets for its new medical laser devices are broader than for its scientific instruments and that its future growth will depend, primarily, on market acceptance of these laser-based medical devices.


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



     The IVF Workstation has three basic applications: first, to measure, assess and store in computer memory the various properties of a human egg to assess its suitability for fertilization; second, to mechanically inject sperm into an egg; and third, to pierce the outer shell of a fertilized egg with a laser to facilitate "hatching" and promote embryo development and successful pregnancy. In the United States, FDA clearance is required for sale of the IVF Workstation. Clinical trials necessary to obtain the data required for application for such clearance have recently begun and the Company expects they will take at least one year to complete. However, no assurance can be given that FDA clearance will ever be obtained for use of the IVF Workstation for laser-assisted hatching. The IVF Workstation can be marketed in the European Community and the Company is applying for the CE Mark necessary for sales. The first order for an IVF Workstation has been delivered to an IVF clinic in Tunisia.



     The Company's growth plan is to concentrate its resources on the development of the clinical and home markets for its laser-based medical devices. The Company intends to market the Lasette(-TM-) through strategic alliances with major distributors serving the diabetic and clinical markets, supplemented by distribution arrangements with regional distributors and direct sales by the Company. The IVF Workstation and the Cell Robotics Workstation will be marketed and sold through direct selling methods by the Company, and through manufacturers representatives, except that in the United States the IVF Workstation will not be offered for laser-assisted hatching until after FDA clearance is obtained. The Company intends to market the RevitaLase(-TM-) with its erbium:YAG laser head by establishing an OEM relationship or technology transfer with a major manufacturer of CO2 and other medical laser systems for the aesthetic market.


HISTORY
-------
     Cell Robotics Inc. ("CRI") was organized in 1988 under the laws of the State of New Mexico to develop and commercialize the discoveries embodied in the AT&T Patent (defined below) as well as related technologies. See "Intellectual Property - Patents and Licenses." In 1991, it obtained a non-exclusive license covering the AT&T Patent and, using funding provided by Mitsui Engineering & Shipbuilding ("Mitsui"), a Japanese corporation, began developing instruments using those technologies. In 1994, the license with AT&T was converted from non-exclusive to exclusive. In February 1995, Intelligent Financial Corporation ("IFC"), the shares of which were publicly traded, acquired 100% of the issued and outstanding shares of Common Stock of CRI in a transaction treated as a reverse merger (the Acquisition), and subsequently changed its name to "Cell Robotics International, Inc."

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

PRODUCTS
--------
     Lasette(-TM-)
     -------------

     DESCRIPTION. The Lasette(-TM-) is a compact, lightweight, portable skin perforator that uses a laser to pierce the skin on a fingertip to permit the taking of capillary blood samples for the purpose of subsequent glucose and hematocrit testing. The Lasette(-TM-) is designed to reduce patient discomfort, and the Company believes it is a safer and cleaner process than the lancet or pinprick method now in use. As a result, the Company believes the Lasette(-TM-) can replace stainless steel lancets in certain applications which contribute to large quantities of medical sharps and blood-infected medical waste that pose the risk of cross-contamination to both the clinician as well as the patient.

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


     The only other commercialized approach to laser-based capillary blood sampling that has come to the attention of the Company is a laser skin perforator developed by Venisect (now called "Transmedica"). The Company is aware from industry sources, however, that the Venisect laser is substantially larger than the Lasette(-TM-), more expensive and, most significantly, as of March, 1998, has not been cleared by the FDA for use by diabetics. In
October 1997, Venisect, Inc. ("Venisect") commenced a patent infringement action (the "Venisect Litigation") in which it claimed the Lasette(-TM-) infringed the U.S. patent underlying Venisect's competitive skin perforator. The United States District Court for the Eastern District of Arkansas (the "Court") subsequently dismissed the Venisect Litigation, without prejudice, due to lack of personal jurisdiction and improper venue. The Court's ruling does not prevent Venisect from re-filing in a proper jurisdiction at a later date. The Company has investigated the Venisect patent with its advisors and believes that no basis for any infringement claim exists. Accordingly, while there can be no assurance of the ultimate outcome of the Venisect Litigation, the Company does not believe that the Venisect Litigation will have a material adverse effect upon the Company's business, results of operations or financial condition. See "Legal Proceedings."


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

     RevitaLase(-TM-)
     ----------------

     DESCRIPTION. Aesthetic procedures are performed worldwide to remove wrinkles and other cosmetic blemishes. The Company's newly-developed RevitaLase(-TM-) is a sophisticated skin resurfacing laser that introduces a new modular design and concept to clinicians performing aesthetic surgery. The unit is small, portable and operates on standard 110 volt wall current so that the clinicians and their staff can easily move the system within a facility or from office to office. The Company's solid state laser system will consist of a portable, erbium:YAG laser with a variable power supply, cooling system and disposable delivery tip. The most distinguishing feature of the system will be the location of the laser in the handpiece, which will eliminate the need for the expensive delivery systems, such as wave guides, optical fibers or articulated arms, that make competing systems heavy and expensive. This design offers numerous advantages to the clinician, including a substantial cost savings from other products currently available, as well as the use of interchangeable laser heads using different crystals that permit the same unit to be used for multiple dermatological applications such as wrinkle removal, scar revision, hair removal and tattoo removal.

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

     The Company plans to offer the IVF Workstation in various configurations, including a standard platform plus optional laser modules and a pair of micromanipulators and/or micro syringe pumps for sperm injection. The computer controls the pumps used for sperm injection, positions and fires the laser and documents each step with a video image in a Microsoft(-Registered Mark-)Word document.

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


     MARKETING AND DISTRIBUTION. While the Company intends to focus its marketing efforts on the distribution and sale of its laser-based medical devices, it will continue to promote and market its scientific instruments through direct sales, dealers, representatives and distribution arrangements. The Company also has a distribution agreement with Mitsui granting Mitsui exclusive distribution rights for the Company's products in Japan for a term of ten years. The Company also expanded its domestic and international distribution channels, and now distributors in 17 countries are starting to sell the research instruments.


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

     The Company believes it has certain technological advantages in producing the compact, low-cost laser design in the Lasette(-TM-) and the RevitaLase(- TM-). However, the Company's cost advantage is dependent in part upon its ability to maintain its relationship with New Technology Enterprise Center ("NTEC"), its Russian associate, the supplier of the crystals used in the manufacture of its lasers. In addition, the Company has experienced some quality or supply problems with its Russian supplier, either of which, if not remedied, could necessitate it changing the source of supply. Social, political or economic factors in Russia may also affect the ability of this associate to consistently supply goods to the Company. Alternative sources of supply for the crystals, while available, would increase the production cost of the Company's product and reduce its competitive advantage.

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


     Both the Lasette(-TM-) and the RevitaLase(-TM-) products were originally developed using the multifaceted crystal resonator ("MCR") technology acquired from Tecnal Products, as more fully described below. Subsequently, the Company has advanced the laser design employed in both products and has sought, or is preparing to seek, new patents protecting those designs. One result of this effort has been the receipt of Notice of Allowance from the U.S. Patent and Trademark Office ("PTO") of a new patent for certain advantageous modifications of the laser beam used in skin perforators, such as the Lasette(-TM-). This patent will cover proprietary aspects of both current and projected future models of the Lasette(-TM-). Patents covering other aspects of the Lasette(-TM-) are currently pending in the PTO and World Patent Office, including an application relating to a lens shield for laser skin perforation which was filed April 22, 1997. The IVF Workstation is not currently protected by any specific issued patents; however, the Company has submitted an application to the PTO and World Patent Office seeking protection for certain laser design aspects of the system. The Company will also seek to protect certain data-processing aspects of the system. The LaserTweezers(- Registered Mark-) application of the Cell Robotics Workstation is being produced and sold under the AT&T License and the related optical trapping patent (defined and described below).


     Patents and Licenses
     --------------------


     AT&T LICENSE - In 1991, the Company entered into a license agreement with AT&T (the "AT&T License") pursuant to which the Company was granted a worldwide exclusive license to manufacture, use and sell products and processes covered by the claims of one (1) United States patent held by AT&T (the "AT&T Patent") related to "Optical Traps" which covers all biological optical trapping applications for wavelengths that are longer than 800nm. The AT&T Patent expires in 2016. Corresponding patents have also been issued in Canada, Japan, Australia, Hong Kong and the European Community. The inventions covered by the AT&T Patent and License apply to the Company's LaserTweezers(- Registered Mark-). Under the terms of the AT&T License, the Company is required to pay a royalty equal to five percent (5%) of the value of each product sold utilizing the patents, subject to minimum annual royalties initially in the amount of $150,000 at December 31, 1997 and increasing by an additional $50,000 per year to as high as $500,000 per year, regardless of actual sales. As of December 31, 1997, the Company was $125,000 in arrears in its minimum royalty payment obligations. Furthermore, the Company recognizes that the minimum royalty will escalate to a substantial annual capital commitment, and there can be no assurance that its future financial condition or results of operations will be able to support that commitment. The Company is engaged in efforts to renegotiate the terms of the AT&T License, but there can be no assurance that these efforts will be successful. If the Company is unable to renegotiate the AT&T License, it may be forced to abandon the LaserTweezers(-Registered Mark-) product.



     TECNAL PATENTS - On January 10, 1996, the Company acquired from Tecnal Products, Inc., a subsidiary of Lovelace Scientific Resources, Inc., one (1) United States patent known as the Multifaceted Crystal Resonator patent, ("MCR Patent"), which expires March 1, 2014, one (1) patent application pursuant to which a patent was subsequently issued, which patent expires August 29, 2014, and one foreign patent application and a strategic license. These acquisitions comprised a package of technological assets covering two laser products: a low-cost, high-power solid-state laser that eliminates many of the delicate optical components required by conventional solid-state lasers, and a laser perforator. The MCR Patent was originally developed under the license agreement with NTEC of Russia. The advanced laser design of the MCR Patent and other related technology developments can be used in a variety of laser-based applications, including skin resurfacing (facial wrinkle removal), laser dentistry, eye surgery and other medical and industrial procedures. While these technologies were used in early versions of the Lasette(-TM-) and the RevitaLase(-TM-), the Company has now developed its own technology for these products.


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


     OTHER PATENTS - The Company has also been issued two (2) United States patents related to its Cell Robotics Workstation, but which the Company does not currently use. These patents expire July 23, 2012. One patent covers three dimensional mechanical staging and the other a specialized chamber for the LaserTweezers(-Registered Mark-), neither of which is used in the Cell Robotics Workstation. In addition, the Company is in the process of preparing, and will be submitting, applications for design patents related to the RevitaLase(-TM-) as well as applications for patents associated with the IVF Workstation. However, neither the RevitaLase(-TM-) nor the IVF Workstation is currently covered by any of the Company's existing patents.


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

     Other Intellectual Property
     ---------------------------


     In addition to its patent rights, the Company relies upon certain proprietary know-how in its manufacturing process and has entered into employee and third party nondisclosure agreements to protect its proprietary technology. In addition, the Company has developed distinctive trademarks for both its laser-based medical devices and its scientific research instruments which it believes constitute valuable intellectual property rights. The Company has obtained federal registrations for LaserTweezers(-Registered Mark- ) and SmartStage(-Registered Mark-), both modules of its Cell Robotics Workstation. The Company has not obtained federal registrations for Lasette(- TM-), LaserScissors(-TM-), CellSelector(-TM-), Revitalase(-TM-), or IVF Workstation. While it intends to apply for these registrations, to date it has made application only for Lasette(-TM-) and LaserScissors(-TM-). However, there can be no assurance that federal registrations for these trademarks will be issued or, if issued, the degree of protection that they will afford. In the absence of Federal registration, the Company relies on common law rights for its trademarks.


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

GOVERNMENT REGULATION - PRODUCT APPROVAL PROCESS
------------------------------------------------
     The Company is subject to a variety of government regulations pertaining to various aspects of its marketing, sales and manufacturing processes. The Company has been successful in obtaining many of the regulatory clearances that are required to market and sell its products, however additional clearance for broader markets will be required, of which there can be no assurance.

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


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

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


ITEM 3.  LEGAL PROCEEDINGS
--------------------------


     In October 1997, a civil action was brought by Venisect, Inc. against the Company in the United States District Court of the Eastern District of Arkansas (the "Court"), Case No. OR-C-97-877 (the "Venisect Litigation") in which Venisect claims that the Lasette(-TM-) infringes a U.S. patent, underlying its competitive laser skin perforator. The Court subsequently dismissed the Venisect Litigation, without prejudice, due to lack of personal jurisdiction and improper venue. The Court's ruling does not prevent Venisect from re-filing in a proper jurisdiction at a later date. The Company and its advisors, have conducted a comprehensive investigation of the basis of the claims underlying the Venisect Litigation and believe that the Lasette(-TM-) does not infringe upon the Venisect U.S. patent or any of its related foreign patents. In the event Venisect elects to re-file the Venisect Litigation in a proper jurisdiction at a later date, the Company intends to vigorously defend the claims being asserted in the Venisect Litigation. Accordingly, while there can be no assurance of the ultimate outcome of the Venisect Litigation, the Company does not believe that the claims will have a material adverse impact on the Company's business, results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

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

SUBSEQUENT EVENTS
-----------------
     In February 1998, the Company sold 460,000 Units (including the Underwriter's "Over-Allotment Option," which consisted of 60,000 Units), each Unit consisting of one share of Series A Convertible Preferred Stock (the "Preferred Stock"), convertible into four Common Shares, and two Common Stock Purchase Warrants (the "Warrants"), in a registered offering to the public. Each Unit was sold at a price to the public of $8.25. The Units were traded over-the-counter and quoted on the Bulletin Board under the symbol "CRIIU" for a period of thirty (30) days through March 4, 1998 (the "Unit Trading Period"). At the end of the Unit Trading Period, the Units automatically separated and, as a result, the Preferred Stock and Warrants now trade separately over-the-counter, and are quoted on the Bulletin Board under the symbols "CRIIP" and "CRIIW," respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.


PLAN OF OPERATION - OVERVIEW
--------------------------

     In 1995, the Company introduced its laser-based scientific research instruments, which in 1996 were refined and redesigned into the modularized Cell Robotics Workstation. Sales of these scientific instruments during 1996 and 1995 were disappointing, resulting in significant operating losses in both periods. Given the limited market for the scientific research instruments, the Company acquired technology in January 1996, (see Business- "Intellectual Property") which it has used to develop laser-based medical devices for the clinical and consumer markets. Having obtained initial regulatory clearances for limited domestic sales of the Lasette(-TM-) Skin Perforator and RevitaLase(-TM-) Skin Resurfacer, the Company intends to use the net proceeds of the Offering (defined below) principally to stimulate both domestic and international sales of its laser-based medical devices and concurrently complete the processes necessary for additional domestic and international regulatory clearances for those products.


RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------
     During the year ended December 31, 1997 the Company's operating activities were limited to continuing efforts to complete the development of its laser-based medical devices. Product sales for the period were generated only from sales of its scientific research instruments. Total revenues from product sales and grant revenue increased 56.5%, from $663,261 during the 1996 period to $1,037,723 during 1997. Research and development grant revenue increased from $69,190 during 1996 to $158,233 during 1997, and increase of 128.7%. The gross profit realized by the Company on revenues generated during fiscal 1997 was $279,518, or 26.9%, compared to a gross profit of $166,730, or 25.1%, realized during fiscal 1996.

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


     In the event Venisect elects to re-file the Venisect Litigation in a proper jurisdiction, the Company will be required to expend resources and working capital in the defense of the Venisect Litigation. The Company has investigated the Venisect patent with its advisors, and believes that no basis for any infringement claim exists. Accordingly, while there can be no assurance of the ultimate outcome of the Venisect Litigation, management does not believe that the Venisect Litigation will have a material adverse effect upon the Company's business, results of operations or financial condition.


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


THE YEAR 2000 ISSUE
-------------------
     THE PROBLEM. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which, in turn, could result in system failures or miscalculations causing disruptions in the operations of the Company and its suppliers and customers.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------

     There have been no changes in and/or disagreements with the Company's principal independent accountant, KPMG Peat Marwick LLP, on Accounting and Financial Disclosure during the Company's two most recent fiscal years or any later interim period.

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

------------------------------

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

******    Filed herewith.


CURRENT REPORTS ON FORM 8-K
---------------------------
     The Company did not file any Current Report on Form 8-K during the quarter ended December 31, 1997.

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



Albuquerque, New Mexico
February 26, 1998

               CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                          December 31, 1997 and 1996


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


(5)  Stock Options
     -------------

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

     The following is a summary of the stock options granted under the Plan:

                                                              Weighted
                                                  Number       Average
                                                    of        Exercise
                                                  Shares        Price
                                                 --------     --------
            Options at December 31, 1995          755,579      $1.83

               Options expired                    (34,753)      1.75
               Options granted                    175,000       2.17
               Options exercised                  (10,000)      1.75
                                               -----------    -------
            Options at December 31, 1996          885,826       1.91

               Options expired                    (18,095)      2.22
               Options granted                    175,174       2.59
               Options exercised                  (42,000)      1.91
                                               -----------    -------
            Options at December 31, 1997        1,000,905      $2.03
                                               ===========    =======

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

     The fair value of stock options granted and modified during 1997 and 1996 was $257,594 and $239,818, respectively, on the date of grant or amendment using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                1997            1996
                                            ------------    ------------
            Expected dividend yield              0.0 %           0.0 %
            Risk-free interest rate              6.5 %           6.6 %
            Expected life of option            4 years         4 years
            Expected volatility                 75.2 %          80.0 %
                                           ============    ============


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

(7)  Income Taxes
     ------------

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

(9)  Contingency
     -----------


     In October 1997, a competitor filed a civil suit against the Company claiming that one of the Company's medical devices, the Lasette(-TM-), infringes a U.S. patent, underlying its competitive laser skin perforator. The Company has conducted a comprehensive investigation of the basis of the claims underlying such litigation, and believe that the Lasette(-TM-) does not infringe upon such competitor's U.S. patent or any of its related foreign patents. The Company intends to vigorously defend the claims being asserted in such litigation. Accordingly, while there can be no assurance of the ultimate outcome of the litigation, the Company does not believe the claims will have a material adverse impact on the Company's business, results of operations or financial condition.


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

     Registrant:                        CELL ROBOTICS INTERNATIONAL, INC.

     By (Signature & Title):            /s/ Ronald K. Lohrding
                                        -------------------------------------
                                        Ronald K. Lohrding, President
     Date:  9/8/98

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     (Signature & Title)           /s/ Ronald K. Lohrding
                                   -------------------------------------------
                                   Ronald K. Lohrding
                                   Chairman of the Board, President, and Chief
     Date:   9/8/98                Executive Officer


     (Signature & Title)           /s/ Jean Scharf
                                   -------------------------------------------
                                   Jean Scharf
     Date:  9/8/98                 Chief Financial Officer, Chief Accounting
                                   Officer and Controller

     (Signature & Title)           /s/ Craig T. Rogers
                                   -------------------------------------------
                                   Craig T. Rogers
     Date:  9/8/98                 Director


     (Signature & Title)           /s/ Mark Waller
                                   -------------------------------------------
                                   Mark Waller, Director
     Date:  9/8/98


     (Signature & Title)           /s/ Raymond Radosevich
                                   -------------------------------------------
                                   Raymond Radosevich, Director
     Date:  9/8/98


     (Signature & Title)           /s/ Debra Bryant
                                   -------------------------------------------
                                   Debra Bryant, Director
     Date:  9/8/98