Form 10QSB/A
period 1998-03-31
CELL ROBOTICS INTERNATIONAL INC
filed 1998-09-08
CIK 845291

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                FORM 10-QSB/A-1


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

                        Commission file number 0-27840


                       CELL ROBOTICS INTERNATIONAL, INC.
       ----------------------------------------------------------------
       (Exact Name of small business issuer as Specified in its Charter)


             Colorado                                    84-1153295
 ---------------------------------              -----------------------------
   (State or other jurisdiction                        I.R.S. Employer
of incorporation or organization)                   Identification number

       2715 Broadbent Parkway N.E., Albuquerque, New Mexico       87107
      -------------------------------------------------------------------
              (Address of Principal Offices)                    (Zip Code)

    Registrant's telephone number, including area code:     (505) 343-1131


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of April 30, 1998, 5,045,414 shares of Common Stock of the Registrant were outstanding.

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
                                               =============  =============


         See accompanying notes to consolidated financial statements.

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



         See accompanying notes to consolidated financial statements.

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



         See accompanying notes to consolidated financial statements.

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

Liquidity and Capital Resources - March 31, 1998 Compared to December 31, 1997
------------------------------------------------------------------------------

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


     In October 1997, Venisect, Inc. ("Venisect") commenced a patent infringement action (the "Venisect Litigation") in which it claimed the Lasette(-TM-) infringed the U.S. patent underlying Venisect's competitive skin perforator. The United States District Court for the Eastern District of Arkansas (the "Court") subsequently dismissed the Venisect Litigation, without prejudice, due to lack of personal jurisdiction and improper venue. Venisect has recently filed a notice that it will appeal that decision. Moreover, the Court's ruling does not prevent Venisect from re-filing in a proper jurisdiction at a later date in the event its appeal is unsuccessful. While the Company has investigated the Venisect patent with its advisors and believes that no basis for any infringement claim exists, there can be no assurance that the Company will be able to successfully defend the patent infringement claims made by Venisect in the event Venisect is successful in appealing the Court's ruling or should Venisect re-file its claims in a proper jurisdiction. If Venisect ultimately prevails in this litigation, the Company may be permanently enjoined from selling the Lasette(-TM-) and may be obligated to pay significant damages to the Plaintiff. Even if the Company is successful in its defense of the Venisect Litigation, the cost of such defense could be substantial and the Company's management may be required to devote a substantial amount of time to such defense. Accordingly, the Venisect Litigation could have a material adverse impact on the Company's business and financial condition.



     The Company expects that its cash used in operating activities will continue at the current level in 1998. The timing of the Company's future capital requirements, however, cannot accurately be predicted. The Company's capital requirements depend upon numerous factors, including, most notably, the market acceptance of its new laser-based medical devices. If capital requirements vary materially from those currently planned, the Company may require additional financing, including but not limited to, the sale of equity or debt securities. The Company has no commitments for any additional financing and there can be no assurance that such commitments can be obtained. Any additional equity financing may be dilutive to the Company's existing stockholders and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations, which could have a material adverse effect upon the Company's business, financial condition and results of operation. The Company believes that the net proceeds from the Offering will be sufficient to meet the Company's working capital requirements for at least the next 12 months, although there can be no assurance in this regard.


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


     The Company also recognized $41,819 of revenue from "Small Business Innovative Research" (SBIR) grants during the three months ended March 31, 1998. These SBIR grants have been issued by the National Institutes of Health
(NIH), an agency of the U.S. Department of Health and Human Services. The highly competitive grants provide financial assistance for approved tasks of high-risk research that can lead to future products for small businesses. Normally, awards do not exceed $750,000 for a period ordinarily not to exceed two years. The Company's current Phase II grant is scheduled to expire on March 31, 1999. Additional Phase II grant applications will be submitted to continue research efforts initiated in previously awarded Phase I grants.


     Cash used in operation for the quarters ended March 31, 1998 and 1997 were $579,062 and $620,959, respectively. The primary reason for the decrease in cash used in operation during the quarter ended March 31, 1998, as compared to the prior period, is the increase in gross profit and the decrease in operating expenses.

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


     As a result of the foregoing, the Company's net loss for the three months ended March 31, 1998 was $294,712, as compared to a net loss of $487,439 incurred during the comparable period of 1997. On a per share basis, this amounts to a $0.60 loss per weighted average outstanding share during the first quarter 1998, compared to a $0.10 loss per weighted average outstanding share during the first quarter of 1997. Primarily as a result of the exercise of stock options in the later part of 1997 and 200,000 shares of common stock outstanding prior to an exchange of such shares in February 1998, for 78,788 Units, the weighted average common shares outstanding increased from 5,004,747 for the quarter ended March 31, 1997 to 5,125,414 at March 31, 1998.


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

                         PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings


          As disclosed in the Company's Annual Report on Form 10-KSB/A-1 for the fiscal year ended December 31, 1997, in October 1997, a civil action was brought by Venisect, Inc. ("Venisect") against the Company in the United States District Court of the Eastern District of Arkansas, Case No. LR-C-97-877 (the "Venisect Litigation") in which Venisect claims that the Company's Lasette(-TM-) product infringes a U.S. patent, underlying its competitive laser skin perforator. The Company and its advisors have conducted a comprehensive investigation of the basis of the claims underlying the Venisect Litigation and believe that the Lasette(-TM-) does not infringe upon the Venisect U.S. patent or any of its related foreign patents. In March 1998, the Court granted the Company's Motion to Dismiss for lack of jurisdiction. Venisect has recently filed a notice that it will appeal that decision.


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


                              CELL ROBOTICS INTERNATIONAL, INC.



Dated: September 8, 1998      By:  /s/ Ronald K. Lohrding
       -----------------           ----------------------------------------
                                   Ronald K. Lohrding, President



Dated: September 8, 1998      By:  /s/ Jean M. Scharf
       -----------------           ----------------------------------------
                                   Jean M. Scharf, Chief Financial Officer