Form 10QSB/A
period 1998-03-31
CELL ROBOTICS INTERNATIONAL INC
filed 1998-09-09
CIK 845291

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                FORM 10-QSB/A-2


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


As of April 29, 1998, 5,045,414 shares of Common Stock of the Registrant were outstanding.


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

Liquidity and Capital Resources - March 31, 1998 Compared to December 31, 1997
---------------------------------------------------------------------------

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

     THE COMPANY'S CONTINGENCY PLAN. The Company has not, to date, implemented a Year 2000 Contingency Plan. It is the Company's goal to have the major Year 2000 Issues resolved by the end of fiscal 1998, with the exception of the Company's voice mail system which will be replaced during the first quarter of fiscal 1999. As part of the Company's Year 2000 Project, the Company plans to retain the services of an outside consultant to verify and validate the Company's Year 2000 compliance. Final Year 2000 verification and validation is scheduled to occur by the end of March, 1999. However, the Company will develop and implement a contingency plan by the end of November, 1998, in the event the Company's Year 2000 Project should fall behind schedule.
[/R]

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



Dated: September 9, 1998      By:  /s/ Ronald K. Lohrding
       -----------------           ----------------------------------------
                                   Ronald K. Lohrding, President



Dated: September 9, 1998      By:  /s/ Jean M. Scharf
       -----------------           ----------------------------------------
                                   Jean M. Scharf, Chief Financial Officer