Form 10QSB/A
period 1998-06-30
CELL ROBOTICS INTERNATIONAL INC
filed 1998-11-09
CIK 845291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB/A-1


              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

                                      OR

               [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT
       For the transition period from _______________ to _______________

                       Commission file number:  0-27840


                       CELL ROBOTICS INTERNATIONAL, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

         Colorado                                      84-1153295
----------------------------------                 ---------------------------
(State or other jurisdiction                         I.R.S. Employer
of incorporation or organization)                 Identification number


        2715 Broadbent Parkway N.E., Albuquerque, New Mexico     87107
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


     Options to purchase 1,290,905 and 991,000 shares of common stock were outstanding at June 30, 1998 and 1997, respectively. Preferred Stock convertible into 2,008,132 shares of common stock and warrants to purchase 1,004,066 shares of common stock were outstanding at June 30, 1998. These potentially dilutive securities were not considered in the computation of diluted loss per share as the effect would have been anti-dilutive because of the net losses incurred in the periods ended June 30, 1998 and 1997.


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

5.   Reclassification
     ----------------

     Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

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


     On July 30, 1998, the Company signed an agreement with Chronimed, Inc. (the"Chronimed Agreement") for worldwide distribution of its Lasette(-TM-) laser finger perforator for the blood sampling for glucose testing market. The Chronimed Agreement includes a two-year, multi-million dollar minimum purchase commitment by Chronimed pursuant to which Chronimed must purchase a minimum of 1,500 Lasette(-TM-) I devices during year one and a minimum of 5,000 Lasette (-TM-) II devices (defined below) during year two, subject to certain adjustments. The Chronimed Agreement also requires Chronimed to make a capital investment consisting of a staged purchase of $600,000 of the Company's common stock, contingent upon achievement of certain milestones related to the development by the Company of the Lasette(-TM-) II device. Chronimed's capital investment will be used for the development of a second generation, smaller Lasette to meet the needs of the home blood sampling for glucose testing market (the " Lasette(-TM-) II"). The worldwide diabetic market is very large and continues to grow, but there can be no assurance the Lasette product will achieve market acceptance.


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


Results of Operations - Six months ended June 30, 1998 compared to the six months ended June 30, 1997
---------------------------------------------------------------------------

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



                              CELL ROBOTICS INTERNATIONAL, INC.



Dated: November 9, 1998       By:  /s/ Ronald K. Lohrding
       ----------------            ----------------------------------------
                                   Ronald K. Lohrding, President & CEO



Dated: November 9, 1998       By:  /s/ Jean M. Scharf
       ----------------            ----------------------------------------
                                   Jean M. Scharf, Chief Financial Officer