Form 10QSB
period 1998-09-30
CELL ROBOTICS INTERNATIONAL INC
filed 1998-11-09
CIK 845291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                      OR

              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                               THE EXCHANGE ACT
            For the transition period from __________ to __________

                      Commission file number:    0-27840


                       CELL ROBOTICS INTERNATIONAL, INC.
       ----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

     Colorado                                        84-1153295
--------------------------------               ----------------------
(State or other jurisdiction                       I.R.S. Employer
of incorporation or organization)               Identification number

         2715 Broadbent Parkway N.E., Albuquerque, New Mexico   87107
       ----------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (505) 343-1131


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X] No [ ]

As of September 30, 1998, 5,561,732 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes [ ] No [ X]

                                     INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Consolidated Balance Sheet at September 30, 1998 (unaudited) and December 31, 1997 (audited)

          Consolidated Statement of Operations for the Three Months ended September 30, 1998 and September 30, 1997 (unaudited)

          Consolidated Statement of Operations for the Nine Months ended September 30, 1998 and September 30, 1997 (unaudited)

          Consolidated Statement of Cash Flows for the Nine Months ended September 30, 1998 and September 30, 1997 (unaudited)

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

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

     The interim unaudited consolidated financial statements have been prepared by Cell Robotics International, Inc. ("Cell" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosure made in the Company's last annual report on Form 10-KSB/A-1 have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB/A-1 for the year ended December 31, 1997. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

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

                       CELL ROBOTICS INTERNATIONAL, INC.
                          Consolidated Balance Sheets



                                                      As of          As of
                                                     9-30-98        9-30-98
                                                  -------------  -------------
                                                   (UNAUDITED)

ASSETS
------
Current assets:
  Cash and cash equivalents                      $  1,775,114    $   623,572
  Accounts receivable, net of allowance for
     doubtful accounts of $1,841                      229,357        223,856
  Inventory                                           639,035        586,033
  Other                                               123,055         36,089
                                                 -------------   ------------
     Total current assets                           2,766,561      1,469,550
  Property and equipment, net                         194,580        194,654
  Deferred offering costs                                   0        248,372
  Other assets, net                                    47,525         67,271
                                                 -------------   ------------
     Total assets                                $  3,008,666    $ 1,979,847
                                                 =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                               $    257,446    $   603,153
  Payroll related liabilities                          91,052        149,726
  Royalties payable                                    76,052        193,150
  Other current liabilities                             3,933         88,941
                                                 -------------   ------------
     Total current liabilities                        428,483      1,034,970

Short-term loan refinanced subsequent to
  balance sheet date                                        0        500,000
                                                 -------------   ------------
     Total liabilities                                428,483      1,534,970
                                                 -------------   ------------

Stockholders' equity:
  Preferred stock, $.04 par value. Authorized
     2,500,000 shares, 502,033 and no shares
     issued and outstanding at September 30,
     1998 and December 31, 1997, respectively          20,081              0
  Common stock, $.004 par value.  Authorized
     12,500,000 shares, 5,561,732 and 5,245,414
     shares issued and outstanding at September
     30, 1998 and December 31, 1997,
     respectively                                      22,247         20,982
  Additional paid-in capital                       17,882,331     14,037,243
  Accumulated deficit                             (15,344,476)   (13,613,348)
                                                 -------------   ------------
     Total stockholders' equity                     2,580,183        444,877
                                                 -------------   ------------
                                                 $  3,008,666    $ 1,979,847
                                                 =============   ============


          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Operations


                                                        UNAUDITED
                                                   Three Months Ended
                                                9-30-98          9-30-97
                                             -------------    -------------

Product sales                                $   237,389      $    188,003
Research and development grants                   36,502           105,720
                                             -------------    -------------
     Total revenues                              273,891           293,723
                                             -------------    -------------
Product cost of goods sold                      (156,207)         (133,961)
SBIR direct expenses                             (36,502)         (105,941)
                                             -------------    -------------
     Total cost of goods sold                   (192,709)         (239,902)
                                             -------------    -------------
Gross profit                                      81,182            53,821
                                             -------------    -------------

Operating expenses:
  General and administrative                     202,198           203,235
  Marketing & Sales                               84,795           168,863
  Research and development                       247,214           397,480
                                             -------------    -------------
     Total operating expenses                    534,207           769,578
                                             -------------    -------------
Loss from operations                            (453,025)         (715,757)
                                             -------------    -------------

Other income (deductions):
  Interest income                                 22,347             3,237
  Interest expense                                  (538)             (207)
  Other                                                0                 0
                                             -------------    -------------
     Total other income                           21,809             3,030
                                             -------------    -------------
     Net loss                                   (431,216)         (712,727)
                                             -------------    -------------
Preferred stock dividends                       (240,742)                0
                                             -------------    -------------

     Net loss applicable to common
     shareholders                               (671,958)         (712,727)
                                             ==============   =============

Weighted average common shares
  outstanding, basic and diluted               5,289,277         5,142,403
                                             ==============   =============

Net loss per common share, basic and diluted $     (0.13)     $      (0.14)
                                             ==============   =============


          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Operations


                                                        UNAUDITED
                                                    Nine Months Ended
                                                9-30-98          9-30-97
                                             -------------    -------------

Product sales                                $   896,039      $    722,846
Research and development grants                  161,564           105,720
                                             -------------    -------------
  Total revenues                               1,057,603           828,566
                                             -------------    -------------
Product cost of goods sold                      (538,739)         (491,358)
SBIR direct expenses                            (161,564)         (105,941)
                                             -------------    -------------
  Total cost of goods sold                      (700,303)         (597,299)
                                             -------------    -------------
Gross profit                                     357,300           231,267
                                             -------------    -------------

Operating expenses:
  General and administrative                     628,900           537,686
  Marketing & Sales                              444,732           497,471
  Research and development                       603,772         1,056,464
                                             -------------    -------------
     Total operating expenses                  1,677,404         2,091,621
                                             -------------    -------------
Loss from operations                          (1,320,104)       (1,860,354)
                                             -------------    -------------

Other income (deductions):
  Interest income                                 68,163            30,066
  Interest expense                                  (946)             (680)
  Other                                                0            11,800
                                             -------------    -------------
     Total other income                           67,217            41,186

     Net loss                                 (1,252,887)       (1,819,168)
                                             -------------    -------------
Preferred stock dividends                       (240,742)                 0
                                             -------------    -------------
     Net loss applicable to common
     shareholders                             (1,493,629)       (1,819,168)
                                             ==============   =============

Weighted average common shares
  outstanding, basic and diluted               5,168,540         5,054,026
                                             ==============   =============

Net loss per common share, basic and diluted $     (0.29)     $      (0.36)
                                             ==============   =============


          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Cash Flows

                                                        UNAUDITED
                                                    Nine Months Ended
                                                9-30-98          9-30-97
                                             -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(1,252,887)     $ (1,819,168)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
  Depreciation and amortization                   89,271            94,567
  Amortization of options issued for service      42,490                 0
  Increase in accounts receivable                 (5,501)         (282,179)
  Increase in inventory                          (53,002)         (114,837)
  Increase in other current assets               (68,767)          (44,699)
  Increase (decrease) in current liabilities    (383,115)          363,030
                                             -------------    -------------
Net cash used in operating activities         (1,631,511)       (1,803,286)
                                             -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Fixed Assets                       (69,451)          (31,834)
  Net Cash Used by Investing Activities          (69,451)          (31,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sale of Units, Net of
     Offering Costs                            3,052,504                 0
  Proceeds from issuance of common stock         300,000           669,509
  Repayment of short term loan                  (500,000)                0
                                             -------------    -------------
Net cash provided by financing activities      2,852,504           669,509
                                             -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS:                                 1,151,542        (1,165,611)
  Cash and cash equivalents:
  Beginning of Period                            623,572         1,724,671
                                             -------------    -------------
  End of Period                              $ 1,775,114      $    559,060
                                             ==============   =============

SUPPLEMENTAL INFORMATION:
  Exchange of Units for common stock --
     increase to accumulated deficit             237,500                 0
  Preferred stock dividend paid in common
     stock                                       240,742                 0
  Options issued for services to be
     rendered                                     60,687                 0
  Interest paid                              $       946      $        680
                                             ==============   =============


          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
             Notes to Unaudited Consolidated Financial Statements
                              September 30, 1998


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

     The Preferred Stock is convertible at any time at the option of the holder. The Preferred Stock converts automatically upon the earlier of February 2001 or the date upon which the sum of the closing bid prices of the Preferred Stock and the Warrants included in the Units has been at least $12.375 for ten consecutive trading dates. The Preferred Stock has a liquidation preference of $8.25 per share and is entitled to a semiannual dividend of four-tenths of one share of Common Stock for each share of Preferred Stock. On September 2, 1998 the Company paid its first scheduled dividend to shareholders of record for the Preferred Stock totaling 169,298 shares of Common Stock, valued at $240,742.

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

     Finally, in February 1998, the Company allowed certain shareholders who acquired 200,000 shares of Common Stock in August 1997 for $650,000 to exchange such shares for 78,788 Units. In connection herewith, a charge to accumulated deficit of $237,500 was recognized. During September 1998, the Company issued 200,000 shares of common stock at $1.50 per share to Chronimed, Inc.

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

     Options to purchase 1,326,820 and 1,032,000 shares of common stock were outstanding at September 30, 1998 and 1997, respectively. Preferred Stock convertible into 2,008,132 shares of common stock and warrants to purchase 1,004,066 shares of common stock were outstanding at September 30, 1998. These potentially dilutive securities were not considered in the computation of diluted loss per share as the effect would have been anti-dilutive because of the net losses incurred in the periods ended September 30, 1998 and 1997.

4.   CONTINGENCY
     -----------

     In October 1997, a competitor filed a civil suit against the Company claiming that one of the Company's medical devices, the Lasette (-TM-), infringes a U.S. patent underlying its competitive laser skin perforator. The Company and its patent counsel have conducted a comprehensive investigation of the basis of the claims underlying such litigation, and believe that the Lasette does not infringe upon such competitor's U.S. patent or any of its related foreign patents. In March 1998, the Company's Motion to Dismiss for lack of personal jurisdiction was granted. The competitor appealed that decision on April 15, 1998. The Company intends to vigorously defend any future claims asserted in such litigation. Accordingly, while there can be no assurance of the ultimate outcome of the litigation, the Company does not, at this time, believe the claims will have a material adverse impact on the Company's business, results of operations or financial condition.

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

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 1998 COMPARED TO DECEMBER 31,
1997
-----------------------------------------------------------------------------

     In February, 1998, the Company sold 460,000 Units (including the Underwriter's "Over-Allotment Option", which consisted of 60,000 Units), each Unit consisting of one share of Series A Convertible Preferred Stock (the "Preferred Stock"), convertible into four Common Shares, and two common stock purchase warrants (the "Warrants"), in a registered offering to the public (the "Offering"). Each Unit was sold at a price to the public of $8.25 resulting in gross proceeds of $3,795,000. After consideration of the Underwriter's commission and discount and other offering costs, net proceeds to the Company were approximately $3.0 million. (See Note 2 of the Notes to Unaudited Consolidated Financial Statements)

     On July 30, 1998, the Company signed an agreement with Chronimed, Inc. ("the Chronimed Agreement") for worldwide distribution of its Lasette(-TM-) laser finger perforator for the blood sampling for glucose testing market.
The Chronimed Agreement includes a two-year, multi-million dollar minimum purchase commitment by Chronimed, pursuant to which Chronimed must purchase a minimum of 1,500 Lasette(-TM-) I devices during year one, and a minimum of 5,000 Lasette(-TM-) II devices (defined below) during year two, subject to certain adjustments. The Chronimed Agreement also requires Chronimed to make a capital investment in the Company consisting of a staged purchase of $600,000 of the Company's common stock, contingent upon achievement of certain milestones related to the development, by the Company, of the Lasette(tm) II device. Chronimed's capital investment will be used for the development of a second generation, smaller Lasette(tm) to meet the needs of the home blood sampling for glucose testing market (the "Lasette(tm) II"). The worldwide diabetic market is very large and continues to grow, but there can be no assurance the Lasette product will achieve market acceptance.

     In accordance with the terms and conditions of the Chronimed Agreement, Chronimed made its first equity investment in the Company on September 11, 1998. The $300,000 investment was made in the form of a stock purchase of 200,000 shares of the Company's common stock.

     Primarily as a result of the proceeds received from the Offering and the sale of common stock to Chronimed, the Company's liquidity and capital resources remained strong during the nine month period ended September 30, 1998.

     The Company's current ratio at December 31, 1997, was 1.4:1, compared to a current ratio of 6.5:1 on September 30, 1998. This increase in liquidity is primarily due to capital raised from the Offering and Chronimed, Inc. stock issuance. Total assets increased from $1,979,847 at December 31, 1997 to $3,008,666 at September 30, 1998, an increase of $1,028,819, or 52.0%.

     The increase in the Company's current assets of $1,297,011, or 88.3%, was driven by net offering proceeds of approximately $3.0 million. Cash and cash equivalents therefore increased $1,151,542, or 184.7%. Resulting from increased sales during the nine month period, product inventories were increased $53,0012 or 9.0%, in preparation of future product deliveries.
Other current assets also increased from $36,089 to $123,055 an increase of 241.0%, due primarily to vendor required deposits for specialized product tooling and molding.

     Property and equipment, net, remained even while other assets decreased from $67,271 to $47,525, a decrease of 29.4%.

     During the nine month period ended September 30, 1998, the Company's total liabilities materially decreased from $1,534,970 to $428,483, or 72.1%. This reduction was accomplished by applying net offering proceeds against outstanding vendor payables and repaying a $500,000 short-term note. The Company did not have any long term liabilities at September 30, 1998.

     The Company's working capital increased from $434,580 at December 31, 1997 to $2,338,078 at September 30, 1998, an increase of $1,903,498, due almost exclusively to the completion of the Offering.

     Cash used in operations for the nine month periods ended September 30, 1998 and 1997 was $1,631,511 and $1,803,286, respectively. The primary reason for the decrease in cash used in operations during this period, as compared to the prior period, was a decrease in operating expenses.

     The Company expects that its cash used in operating activities will continue at the current level through the remainder of 1998. The timing of the Company's future capital requirements, however, cannot accurately be predicted. The Company's capital requirements depend upon numerous factors, including, most notably, the market acceptance of its new laser-based medical devices. If capital requirements vary materially from those currently planned, the Company may require additional financing, including but not limited to, the sale of equity or debt securities. The Company has no firm commitments for any additional financing and there can be no assurance that such commitments can be obtained. However, the Company has a contingent commitment for an additional $300,000 from Chronimed, Inc. Any additional equity financing may be dilutive to the Company's existing stockholders and debt financing, if available, may involve pledging some or all the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations, which could have a material adverse effect upon the Company's business, financial condition and results of operation.
The Company believes that the net proceeds from the Offering and the Chronimed, Inc. stock purchase will be sufficient to meet the Company's working capital requirements for at least the next nine months, although there can be no assurance in this regard.

     Other than the foregoing, management knows of no other trend, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the liquidity and capital resources of the Company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997
-----------------------------------------------------------------------------

     The Company's total revenue decreased $19,832, or 6.8% from $293,723 to $273,891 for the three month period ended September 30, 1997 and 1998, respectively. However, revenues from the sale of products during the three months ended September 30, 1998, were $237,389, as compared to $188,003 during the comparable period in 1997. This represents an increase in sales of 26.3% while gross margin realized on product sales during this period improved from 28.7% in 1997, to 34.2% during 1998.

     The Company also recognized $36,502 of revenue from "Small Business Innovative Research" (SBIR) grants during the three months ended September 30, 1998. These SBIR grants have been issued by the National Institutes of Health
(NIH), an agency of the U.S. Department of Health and Human Services. The highly competitive grants provide financial assistance for approved tasks of high-risk research that can lead to future products for small businesses. Normally, awards do not exceed $750,000 for a period ordinarily not to exceed two years. The Company's current Phase II grant is scheduled to expire on March 31, 1999. Additional Phase II grant applications will be submitted to continue research efforts initiated under previously awarded Phase I grants.

     The Company's loss from operations incurred during the three months ended September 30, 1998, was $453,025, as compared to an operating loss of $715,757 incurred during the same period in 1997. Total operating expenses decreased $235,371, or 30.6%, from $769,578 to $534,207. Decreases in research and development type expenses accounted for the majority of this decrease, representing a reduction of $150,266 or 37.8%. General and administrative expenses decreased $1,037, or 0.5%, while marketing and sales expenses decreased 49.8%, or $84,068, primarily due to a renegotiated royalty agreement with Lucent Technologies which waived a previously recorded royalty expense of $62,500.

     During the three months ended September 30, other income and expenses increased from a $3,030 net contribution to income during the period in 1997, to a $21,809 net contribution to income during the period in 1998.

     As a result of the foregoing, the Company's net loss for the three months ended September 30, 1998 was $431,216, as compared to a net loss of $712,727 incurred during the comparable period of 1997. Net loss applicable to the common stockholders was $671,958 for the three months ended September 30, 1998. During 1997 there were no preferred stock dividends to increase the net loss applicable to the common stockholders. On a per share basis, this amounts to a $0.13 loss per weighted average outstanding share during the third quarter of 1998, compared to a $0.14 loss per weighted average outstanding share during the third quarter of 1997. This represents a 7.1% improvement on a per weighted average outstanding share basis for the reporting quarter.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997
----------------------------------------------------------------------------

     Total revenue increased $229,037, or 27.6%, during the nine months ended September 30, 1998 as compared to the same period in 1997. Revenues from the sale of products during the nine months ended September 30, 1998, were $896,039, as compared to $722,846 during the comparable period in 1997. This represents an increase of 24.0%. The Company also recognized $161,564 of revenue from research and development grants during the nine months ended September 30, 1998. The gross margin realized on product sales during this period improved from 32.0% in 1997, to 39.9% during 1998.

     The Company's loss from operations incurred during the nine months ended September 30, 1998, was $1,320,104, as compared to an operating loss of $1,860,354 incurred during the same period in 1997. Total operating expenses decreased $414,217, or 19.8%, from $2,091,621 to $1,677,404. A decrease in research and development type expenses accounted for the majority of this decrease, representing a reduction of $452,692 or 42.8%. Scaled down development activities for the first nine months of 1998, combined with low first quarter cash reserves, led to the reduction in research and development expenses. General and administrative expenses increased $91,214, or 17.0%, reflecting an increase in legal and accounting fees and the addition of Director and Officer Liability Insurance. Marketing and sales expenses slightly decreased 10.6%, or $52,739, primarily due to the Company's renegotiation of a royalty agreement with Lucent Technologies which waived a previously recorded royalty of $62,500.

     During the nine months ended September 30, other income and expenses slightly increased from a $41,186 net contribution to income during the period in 1997, to a $67,217 net contribution to income during the period in 1998.

     As a result of the foregoing, the Company's net loss for the nine months ended September 30, 1998 was $1,252,887, as compared to a net loss of $1,819,168 incurred during the comparable period of 1997. Net loss applicable to the common stockholders was $1,493,629 for the nine months ended September 30, 1998. During 1997 there were no preferred stock dividends to increase the net loss applicable to the common stockholders. On a per share basis, this amounts to a $0.29 loss per weighted average outstanding share during the first nine months of 1998, compared to a $0.36 loss per weighted average outstanding share during the first nine months of 1997. This represents a 19.4% improvement on a per weighted average outstanding share basis for the nine month reporting period.

     The Company developed the FDA-cleared RevitaLase (-TM-), and Erbium:YAG laser for use in dermatological applications, based on a letter of intent that was signed with Laser Industries, Ltd. (a major medical laser company). However, before the agreement was finalized, ESC Medical Lasers, Ltd. acquired Laser Industries. Since ESC already had its own Erbium:YAG laser, the new combined company did not honor the letter of intent. Because the dermatology laser market is quite crowded, the Company has decided not to market the RevitaLase without a marketing partner. Discussions continue with other laser marketing companies; however, no additional capital is being spent on the product at this time.

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

     THE COMPANY'S STATE OF READINESS. The Company has instituted a Year 2000 Project. As part of the Company's Year 2000 Project, the Company has completed its initial evaluation of current computer systems, software and embedded technologies. The evaluation revealed that the Company's network hardware and operating system, voice mail system, e-mail system, and accounting and manufacturing software are the major resources that do have Year 2000 compliance issues. These resources will need to be either replaced or upgraded. Fortunately, the identified systems and/or programs are "off the-shelf' products with Year 2000 compliant versions now available.

     The Company's network and network operating system has been replaced. The e-mail system and accounting and manufacturing software have been installed and implementation will begin in November 1998. The Company's voice mail system is scheduled to be replaced during the first quarter of 1999. All other relevant programs, including Microsoft Windows95(r) operating system, are scheduled for upgrade by the end of December, 1998.

     The Company has determined that there should be no Year 2000 Issues for the products it has already sold, excluding issues associated with the Microsoft Windows95(r) operating system which is incorporated into the Company's Workstation products. Customers who have purchased the Company's Workstation products will be notified about Microsoft Windows95(r) and problems will be addressed as incurred.

     As part of the Company's Year 2000 Project, the Company has also contacted its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. To date, approximately twenty-four percent (24%) of the entities contacted have responded, and of those responding, half have indicated that they have remediated their Year 2000 compliance issues. The Company will continue to contact its significant suppliers and large customers as part of its Year 2000 Project. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

     THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. Expenditures in 1997 for the Year 2000 Project amounted to less than $7,500. The expenditures so far in 1998 have been approximately $16,000. Management expects that completion of its Year 2000 Project may result in additional expenditures of approximately $25,000.

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

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          As disclosed in the Company's Annual Report on Form 10-KSB/A1 for the fiscal year ended December 31, 1997, in October 1997, a civil action was brought by Venisect, Inc. ("Venisect") against the Company in the United States District Court of the Eastern District of Arkansas, Case No. LR-C-97-877 (the "Venisect Litigation") in which Venisect claims that the Company's Lasette(-TM-) product infringes a U.S. patent, underlying Venisect's competitive laser skin perforator. The Company and its advisors, including patent counsel, have conducted a comprehensive investigation of the basis of the claims underlying the Venisect Litigation and believe that the Lasette does not infringe upon the Venisect U.S. patent or any of its related foreign patents. In March 1998, the Court granted the Company's Motion to Dismiss for lack of jurisdiction. On April 15, 1998, Venisect filed a notice of appeal regarding that decision.

Item 2.   Change in Securities
          --------------------

          None.

Item 3.   Default Upon Senior Securities
          ------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

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

                                   CELL ROBOTICS INTERNATIONAL, INC.



Dated:    November 9, 1998         By:  /s/ Ronald K. Lohrding
          ----------------              -----------------------------------
                                        Ronald K. Lohrding, President & CEO



Dated:    November 9, 1998         By:  /s/ Jean M. Scharf
          ----------------              -----------------------------------
                                        Jean M. Scharf, Chief Financial
                                        Officer