Form 10KSB/A
period 1997-12-31
CELL ROBOTICS INTERNATIONAL INC
filed 1999-01-21
CIK 845291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-KSB/A-2


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

GOVERNMENT REGULATION - PRODUCT APPROVAL PROCESS
----------------------------------------------
     The Company is subject to a variety of government regulations pertaining to various aspects of its marketing, sales and manufacturing processes. The Company has been successful in obtaining many of the regulatory clearances that are required to market and sell its products, however additional clearance for broader markets will be required, of which there can be no assurance.

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


PLAN OF OPERATION - OVERVIEW
----------------------------

     In 1995, the Company introduced its laser-based scientific research instruments, which in 1996 were refined and redesigned into the modularized Cell Robotics Workstation. Sales of these scientific instruments during 1996 and 1995 were disappointing, resulting in significant operating losses in both periods. Given the limited market for the scientific research instruments, the Company acquired technology in January 1996, (see Business - "Intellectual Property") which it has used to develop laser-based medical devices for the clinical and consumer markets. Having obtained initial regulatory clearances for limited domestic sales of the Lasette(-TM-) Skin Perforator and RevitaLase(-TM-) Skin Resurfacer, the Company intends to use the net proceeds of the Offering (defined below) principally to stimulate both domestic and international sales of its laser-based medical devices and concurrently complete the processes necessary for additional domestic and international regulatory clearances for those products.

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


****** Incorporated by reference from the Company's Annual Report on Form 10-KSB/A-1 for the fiscal year ended December 31, 1997, as filed with the Commission on September 8, 1998.


CURRENT REPORTS ON FORM 8-K
---------------------------
     The Company did not file any Current Report on Form 8-K during the quarter ended December 31, 1997.

KPMG LLP
6565 Americas Parkway, N.E.
Suite 700
Albuquerque, New Mexico 87190
telephone: (505) 884-3939
facsimile: (505) 884-8348



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

                                 SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Registrant:                        CELL ROBOTICS INTERNATIONAL, INC.

     By (Signature & Title):            /s/ Ronald K. Lohrding
                                        -------------------------------------
                                        Ronald K. Lohrding, President
     Date:  01/20/99

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     (Signature & Title)           /s/ Ronald K. Lohrding
                                   -------------------------------------------
                                   Ronald K. Lohrding
                                   Chairman of the Board, President, and Chief
     Date:  01/20/99               Executive Officer


     (Signature & Title)           /s/ Jean Scharf
                                   -------------------------------------------
                                   Jean Scharf
     Date:  01/20/99               Chief Financial Officer, Chief Accounting
                                   Officer and Controller

     (Signature & Title)           /s/ Craig T. Rogers
                                   -------------------------------------------
                                   Craig T. Rogers
     Date:  01/20/99               Director


     (Signature & Title)           /s/ Mark Waller
                                   -------------------------------------------
                                   Mark Waller, Director
     Date:  01/20/99


     (Signature & Title)           /s/ Raymond Radosevich
                                   -------------------------------------------
                                   Raymond Radosevich, Director
     Date:  01/20/99


     (Signature & Title)           /s/ Debra Bryant
                                   -------------------------------------------
                                   Debra Bryant, Director
     Date:  01/20/99