Form 10QSB/A
period 1998-09-30
CELL ROBOTICS INTERNATIONAL INC
filed 1999-01-21
CIK 845291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB/A-1


              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                      OR

              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                               THE EXCHANGE ACT
            For the transition period from __________ to __________

                      Commission file number:    0-27840


                       CELL ROBOTICS INTERNATIONAL, INC.
       ----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

     Colorado                                        84-1153295
----------------------                         ----------------------
(State or other jurisdiction                       I.R.S. Employer
of incorporation or organization)               Identification number

         2715 Broadbent Parkway N.E., Albuquerque, New Mexico   87107
       ----------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (505) 343-1131


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

2.   ISSUANCE OF EQUITY SECURITIES
     -----------------------------

     In February, 1998, the Company sold 460,000 Units (including Underwriter's "Over-Allotment Option", which consisted of 60,000 Units), each Unit consisting of one share of Series A Convertible Preferred Stock (the "Preferred Stock"), convertible into four Common Shares, and two common stock purchase warrants, each exercisable to acquire one share of Common Stock at an exercise price of $2.40 per share (the "Warrants"), in a registered offering to the public. Each Unit was sold at a price to the public of $8.25 resulting in gross proceeds of $3,795,000. The Unit Price of $8.25 per Unit was based on the public trading price of the four shares of Common Stock issuable upon conversion of the Preferred Stock, which, on the effective date of the Registration Statement, was $1.938 per share, or $7.75, with each warrant being valued at $0.25 per warrant, resulting in the Unit price of $8.25. The value of each warrant was determined by the underwriter and was based on the difference between the public trading price of four shares of Common Stock on the Friday preceding the effective date of the Registration Statement, which was $8.25, and the public trading price of four shares of Common Stock on the effective date of the Registration Statement, which was $7.75, resulting in a warrant value of $0.25 each. After consideration of the Underwriter's commission and discount and other offering costs, net proceeds to the Company were approximately $3.0 million. The Company utilized $500,000 to repay a short-term loan concurrent with the offering. Accordingly, such short-term loan has been reclassified from current liabilities at December 31, 1997.


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



Dated:    January 20, 1999         By:  /s/ Ronald K. Lohrding
          ----------------              -----------------------------------
                                        Ronald K. Lohrding, President & CEO



Dated:    January 20, 1999         By:  /s/ Jean M. Scharf
          ----------------              -----------------------------------
                                        Jean M. Scharf, Chief Financial
                                        Officer