Form 10KSB
period 1998-12-31
CELL ROBOTICS INTERNATIONAL INC
filed 1999-04-08
CIK 845291

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1998

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required]

         For the transition period from ____________ to ______________

                    Commission file number:      0-27840

                       CELL ROBOTICS INTERNATIONAL, INC.
                      ----------------------------------
                (Name of Small Business Issuer in its Charter)

          Colorado                                84-1153295
     --------------------                    --------------------
     (State or other jurisdiction            I.R.S. Employer
     of incorporation or organization)       Identification number

     2715 Broadbent Parkway N.E., Albuquerque, New Mexico        87107
       -----------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

       Issuer's telephone number, including area code:  505) 343-1131

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class      Name of each exchange on which registered
     -------------------      -----------------------------------------
               None                               None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                Title of Class
                                ---------------
                         Common Stock, $.004 par value

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

The Issuer's total revenues for the fiscal year ended December 31, 1998 were $1,429,001.

As of March 26, 1999, the aggregate market value of the Common Stock of the Registrant based upon the closing bid price of the Common Stock as quoted on the OTC Electronic Bulletin Board held by non-affiliates of the Issuer was $9,264,713. As of March 31, 1999, 7,784,593 shares of Common Stock of the Issuer were outstanding.

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

Part III
--------
     Item 9.   Directors and Executive Officers of the Registrant.

     Item 10.  Executive Compensation.

     Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     Item 12.  Certain Relationships and Related Transactions.

     The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed in an amendment within 120 days of December 31, 1998.

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

6. Incorporated by reference from the Company's Pre-Effective Amendment No. 2 to Registration Statement on Form S-3, SEC File No. 333-55951, as filed with the Commission on November 18, 1998.

ITEM 1.   BUSINESS

Overview

     Cell Robotics International, Inc. is a medical products company striving to enhance the quality-of-life through technology. In 1998, the Company introduced to market all three of its product lines, achieved major regulatory breakthroughs with both the FDA and the European Community, and greatly enhanced its marketing and sales base through the execution of certain key distribution and manufacturer's representatives agreements. The Company's product lines are as follows:

     1. The Lasette(-TM-), a compact, lightweight, portable skin perforator, has been designed to permit nearly painless sampling of capillary blood in both clinical and home settings for the purpose of subsequent glucose or all other screening tests.

     2. The (In-Vitro Fertilization) IVF Workstation which utilizes a microscope, computer-controlled stages and a solid-state laser to perform laser assisted hatching to enhance human assisted reproduction techniques (currently undergoing clinical trials in the United States).

     3. The Cell Robotics Workstation, a research instrument, that uses laser light to transform a microscope from a viewing device into a tool for physically manipulating and dissecting living cells in microspace.

History

     Cell Robotics Inc. ("CRI") was organized in 1988 under the laws of the State of New Mexico to develop and commercialize optical trapping technology. The simplest optical trapping structure embodies the discoveries in the Lucent Patent as well as related technologies (see "Intellectual Property-Patents and Licenses"). In 1991, using funding provided by Mitsui Engineering & Shipbuilding Co., Ltd. ("Mitsui"), a Japanese corporation, the Company obtained a license covering the Lucent Patent and began developing instruments using optical trapping technologies.

     In February 1995, Intelligent Financial Corporation ("IFC"), the shares of which were publicly traded, acquired 100% of the issued and outstanding shares of Common Stock of CRI in a transaction treated as a reverse merger (the Acquisition), and subsequently changed its name to "Cell Robotics International, Inc."

Business Strategy

     The Company's business strategy is to develop unique products using core technology targeted at large markets in which the Company believes it can compete effectively. The key components of this business strategy include:

     DEVELOP UNIQUE TECHNOLOGY. Through its know-how and core technology, the Company strives to stay ahead of its competition by always having the best product within a given price range. The Company backs this aggressive development strategy with patents, licenses and collaboration where appropriate.

     DEVELOP MARKET RECOGNITION. The Company plans to position its laser-based medical devices as the preferred technological solution to clearly-defined medical needs. The Company will further develop market recognition by using trademarked product names that can be clearly recognized by customers, such as Lasette(-TM-) and LaserTweezers(-Registered Mark-).

     ESTABLISH EXCLUSIVE DISTRIBUTION CHANNELS. For high volume products such as the Lasette, the Company seeks to enter into exclusive distribution agreements with well-established distributors of medical products to take advantage of existing distribution channels and name recognition. For low-volume, high-valued products the Company uses direct distribution as well as arrangements with international distributors and manufacturer's representatives.

     RAPIDLY EXPAND CAPACITY TO ASSEMBLE PRODUCTS. The Company is rapidly expanding its manufacturing capacity to assemble all of its new laser-based medical devices. An OEM (Original Equipment Manufacturer) relationship with Big Sky Laser Technologies, Inc. will remain in place for production of the Professional Lasette. All other products will be manufactured by the Company.

     Through the implementation of the foregoing, the Company hopes to become a leader in the development and sale of technologically unique medical devices that respond to the rapidly increasing market demand for products that offer more effective, safer and less painful solutions than conventional procedures.

Products

     Lasette(-TM-)

     DESCRIPTION. The Lasette(-TM-) is a compact, lightweight, portable skin perforator that uses a laser to nearly painlessly pierce the skin on a fingertip to permit the taking of capillary blood samples for the purpose of subsequent glucose testing in the home-use market and all blood screening in the clinical market. The current Professional Lasette is approximately the size of a video cassette and consists of a battery-driven primary perforator unit with a charger. The next generation Lasette, or Personal Lasette, is currently under design and development and, when completed, will be approximately the size of a handheld cellular telephone and weigh 8 ounces.

     The Professional Lasette was introduced into the clinical market in November 1998 and is a substitute for the stainless steel lancet now used for capillary blood sampling. The Professional Lasette has received FDA clearance for capillary blood sampling from all individuals, including diabetics, in both clinical and home settings. The FDA clearance for home-use of the Lasette for measuring glucose levels was granted on December 7, 1998. This was a landmark FDA approval because it was the first time any medical laser had been approved for home use. Although the current Professional Lasette can now be sold for home use at this time, a smaller and less expensive Personal Lasette is under development that more clearly focuses on the large home-use market. Both the Personal and Professional Lasette require a disposable shield each time the laser is used.

     MARKETS-CLINICAL. The Lasette(-TM-) is a product that addresses the collection of capillary blood from fingertips, which according to industry data is a procedure that is performed approximately one billion times a year in homes, hospitals, clinics and doctors' offices. Capillary blood sampling is performed in virtually all clinical settings, including hospitals, dialysis clinics, blood banks, nursing facilities, home health agencies and physicians' offices. Data indicates that in the United States alone, there are 7,500 hospitals and 46,000 other clinical sites performing routine daily capillary blood sampling. Currently the most commonly used device for capillary blood sampling is the stainless steel lancet. In the hospital setting, inadvertent transmission of disease from accidental lancet sticks is a recognized problem. The Company believes that the Lasette can substantially reduce the pain and trauma involved in this procedure and the risk of inadvertent cross-contamination for both the clinician and the patient.

     MARKETS-HOME-USE. While the Company believes that the potential clinical market for the Lasette is significant, a substantially greater opportunity lies in the worldwide home-use market of persons afflicted with diabetes. Diabetics throughout the world are required to take capillary blood samples in order to monitor their blood sugar levels on average four times per day. The recurring finger sticks become painful and annoying when performed on a daily basis, causing many patients to test less frequently than prescribed by their physicians. In the United States alone, the American Diabetes Association
(ADA) estimates that there are 10.3 million diabetics with approximately 4.7 million diabetics that are required to test their blood glucose multiple times per day. A one percent (1%) penetration rate of those diabetics would be 47,000 units, and a ten percent (10%) penetration rate would be 470,000 units. The world market is much larger. The Company cannot predict what penetration rate the Lasette product line will achieve.

     MARKETING AND DISTRIBUTION. On July 30, 1998, the Company signed an exclusive worldwide marketing and distribution agreement with Chronimed, Inc. The agreement with Chronimed includes a two-year, multi-million dollar minimum purchase commitment by Chronimed. The Chronimed agreement also requires Chronimed to make a capital investment consisting of staged purchases of $600,000 of the Company's common stock, contingent upon achievement of certain milestones related to the development of the second generation Personal Lasette device. In accordance with the terms and conditions of its agreement with the Company, Chronimed made its first equity investment on September 11, 1998. The $300,000 investment was made in the form of a stock purchase of 200,000 shares of the Company's common stock. Chronimed's capital investment is being used for the development of the second generation Lasette. The worldwide diabetic market is very large and continues to grow, but there can be no assurance the Lasette product will achieve market acceptance. A significant decrease in purchases by Chronimed, or the failure of Chronimed to comply with the terms of their agreements with the Company, could have a material adverse effect on the Company's operations and future profitability.

     MANUFACTURING. In August 1996, the Company established a strategic development and production alliance with Big Sky Laser Technologies, Inc. ("BSLT"), an OEM manufacturer and developer of laser-based medical devices based in Montana. BSLT is a recognized laser OEM manufacturer that complies with FDA, ISO 9001 and other regulatory requirements.. The Company is relying upon BSLT to manufacture the first generation Professional Lasette. To this end, effective May 20, 1998, the Company entered into an OEM supplier agreement with Big Sky. Under the terms of this agreement, Big Sky has the exclusive manufacturing rights for the current model of the Professional Lasette and the Company has exclusive distribution rights, subject to certain minimum order requirements. Either party may terminate the agreement on 90 days written notice in the event of a material breach that is not cured within 30 days of receipt of notice. Otherwise, if not earlier terminated, the agreement terminates five years after execution. The Personal Lasette will be manufactured by the Company at its Albuquerque, New Mexico facility. The Company has instituted the record keeping, quality control, and production procedures needed to meet the requirements of the FDA MDQSR, ISO 9001, and EN 46001. The disposables for both the Personal and Professional Lasettes will be manufactured by Chronimed.

     COMPETITION. The Lasette(-TM-) represents a technological alternative to the traditional stainless steel lancet for routine capillary blood sampling. It eliminates the risk of cross-contamination and attendant indirect costs, and has been designed to reduce the pain, fear and anxiety associated with blood sampling. It also eliminates the cost and risk of lancet waste disposal.


     While each stainless steel lancet costs only pennies, the Company believes that by eliminating the associated indirect costs of their use described above, the Lasette(-TM-) can be successfully marketed by Chronimed at a retail price of $2,000 per unit. The Company plans to introduce a second generation Personal Lasette(-TM-) at a retail price of $1,000.

     The only other commercialized approach to laser-based capillary blood sampling that has come to the attention of the Company is a laser skin perforator developed by Transmedica (formerly Venisect). The Company is aware from industry sources, however, that the Transmedica laser is substantially larger than the Lasette(-TM-) and more costly (see "Legal Proceedings").

     The development of new advanced technologies for determining and/or controlling glucose levels in diabetic patients is a focus of many corporate research and development efforts throughout the world. Several companies are developing glucose testing products based on non-invasive technologies, using skin patches and diode-pumped lasers. To the Company's knowledge, none of these products has received FDA clearance for sales in the United States. However, if these products are cost effective and approved for sale and become commercially available in the United States in the future, they could have a material adverse effect on sales of the Lasette(-TM-) and, as a result, on the business and financial condition of the Company.

     REGULATORY STATUS. The following regulatory clearances were obtained for the Lasette:

Date                  Clearance
----                  ---------
August 7, 1997        Clearance for testing glucose and hematocrit in healthy
                      adult patients in a clinical setting
October 28, 1997      Clearance for testing glucose and hematocrit in
                      diabetic adult patients in a clinical setting
May 15, 1998          CE Mark testing complete for Lasette
June 29, 1998         Clearance for testing glucose and hematocrit in all
                      juveniles patients in a clinical setting
September 12, 1998    ISO 9001 / EN 46001 / Medical Device Directive
                      Certification
September 24, 1998    Clearance for use of all glucose meters with the
                      Lasette
October 30, 1998      Variance for Personal Lasette design
December 7, 1998      Clearance for home-use of the Lasette for glucose
                      monitoring
December 16, 1998     FDA agrees with Personal Lasette safety and efficacy
January 15, 1999      Clearance for all screening blood tests in a clinical
                      setting
March 5, 1999         Personal Lasette passed testing for CE Mark

     In Vitro Fertilization Workstation

     DESCRIPTION. The IVF Workstation has three basic applications: first, to measure, assess and store in computer memory the various properties of a human egg to assess its suitability for fertilization; second, to mechanically inject sperm into an egg with a third party micro-manipulator; and third, to score the outer shell of a fertilized egg with a laser to facilitate "hatching" and promote embryo development and successful pregnancy. In the United States, FDA clearance is required for sale of the IVF Workstation. Clinical trials are underway under an approved investigational device exemption (IDE) from the FDA. In September 1998, the Company's representatives met with the FDA to discuss a reduction in the size of the clinical trial. In March 1999, the FDA approved the Company's request for a smaller clinical trial. The Company expects that the clinical trials could take a year or more to complete, with no assurance that once completed the product will ever receive FDA clearance for sale in the United States. In May 1998, the Company received the CE Mark for this product, allowing the IVF Workstation to be marketed and sold in the European Community. Starting in November 1998 several systems have been sold outside the United States.

     The IVF Workstation is a computer-controlled multi-functional workstation that combines, for the first time, a technological solution to both the functional and informational requirements of clinicians working in the IVF environment. Utilizing a microscope, computer-controlled motorized stage, video camera, sophisticated laser-based technology and data storage and retrieval systems, the IVF Workstation permits standardized evaluation, measurement and diagnosis of eggs and embryos, sperm injection and laser-assisted embryo hatching in one integrated system. With its computer hardware and software, the IVF Workstation also permits the detailed cataloguing and documentation of each IVF procedure and the organization and retrieval of data and other information. The Company offers the IVF Workstation in various configurations.

     In vitro fertilization is a rapidly-growing area of human fertility treatment. However, success rates with current procedures vary significantly from clinic to clinic. The IVF Workstation is designed to improve success rates for clinics and IVF patients.

     MARKETS. The market for the IVF Workstation consists of the more than 1,300 clinics worldwide that treat infertility, approximately 300 of which are located in the United States. Worldwide these clinics conduct approximately 100,000 IVF treatment cycles a year. At an average cost of $5,000 per treatment cycle, it is estimated that over $500 million is spent annually for IVF procedures. It is believed that the IVF Workstation will substantially increase success rates and reduce the time and cost required to successfully complete a fertility treatment cycle, thereby increasing profits and revenue to the clinician.

     MARKETING AND DISTRIBUTION. The IVF Workstation received the CE Mark on May 15, 1998. The Company hopes that the improved success rate experienced by foreign clinics will have the effect of stimulating interest in the product in domestic markets.

     Sales, service and installation of the IVF Workstation will be handled directly by the Company's staff and manufacturers representatives. Currently, distribution agreements are in place covering Switzerland, Germany, Denmark, Spain, Sweden, the United Kingdom, South Korea, and Brazil. Since November 1998, several systems have been sold outside the United States.

     MANUFACTURING. The Company manufactures the IVF Workstation at its Albuquerque, New Mexico facility. The Company anticipates that it will be able to assemble and ship sufficient units to satisfy demand for the product. The Company has also instituted the record keeping, quality control, and production procedures needed to meet the requirements of the FDA MDQSR, ISO 9001, and EN 46001.

     COMPETITION. The Company is not aware of any other product that combines all of the features and performance specifications of the IVF Workstation. Fertilase, a company in Switzerland, has introduced a product that provides laser-assisted hatching, but which does not offer all of the features found in the IVF Workstation. In addition, a German company, P.A.L.M., offers a system but it is thought that they use a different wavelength of laser light for laser assisted hatching.

     REGULATORY STATUS. Sales in Europe and other international markets began in November 1998 after the Company received the CE Mark for this product. The only functional component of the IVF Workstation that requires FDA clearance is the laser module used for laser-assisted hatching. Clinical trials of the IVF Workstation have begun under an FDA-approved Investigational Device Exemption (IDE. There can be no assurance when, if ever, FDA clearance for sales in the United States will be obtained.

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

     MARKETS. Principal markets for the Company's research instruments are colleges, universities, research laboratories, biotechnology and pharmaceutical companies, and commercial laboratories currently conducting biological research. The Company's marketing strategy is to identify key scientists who are engaged in specific research applications for which the Company's instruments are particularly well suited.

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

     MARKETING AND DISTRIBUTION. While the Company intends to focus its marketing efforts on the distribution and sale of its laser-based medical devices, it will continue to promote and market its scientific instruments through direct sales, dealers, representatives and distribution arrangements. The Company also has a distribution agreement with Mitsui granting Mitsui exclusive distribution rights for the Company's products in Japan for a term of ten years expiring in September, 2005. The Company also expanded its domestic and international distribution channels, and now distributors in 17 countries are starting to sell the research instruments.

     MANUFACTURING. The Company's manufacturing approach for the Cell Robotics Workstation attempts to minimize the capital outlay by outsourcing parts to machine shops and circuit board companies, but completing all final assembling and testing at the Company's Albuquerque, New Mexico facility, to ensure the quality of the final products. The Company plans to continue to use this approach with its new and current products. The Company began work on ISO compliance in January 1998 and received its ISO 9001 certification in November 1998.

     COMPETITION. Competitors for the Cell Robotic Workstation include P.A.L.M., a German company making both laser trapping and laser cutting instruments, S&L Microtest, a German company making multi-trap and custom trapping instruments, and Sigma Koki, a Japanese company. The Company believes that its Cell Robotics Workstation offers more features at a better price than any of these competitors.

     REGULATORY STATUS. The Company received the CE Mark for its research instruments in September 1997. This product line does not currently require other regulatory clearances.

     RevitaLase(-TM-)

     The Company developed the FDA-cleared RevitaLase(-TM-), an Erbium:YAG laser for use in dermatological applications, based on a letter of intent that was signed with Laser Industries, Ltd. (a major medical laser company). However, before the agreement was finalized, ESC Medical Lasers, Ltd. acquired Laser Industries. Since ESC already had its own Erbium:YAG laser, the new combined company did not honor the letter of intent. Because the dermatology laser market is quite crowded, the Company has decided not to market the RevitaLase without a marketing partner.

Competition in General

     The industry in which the Company competes with its laser-based medical devices is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including both large organizations as well as several specialized laser-based medical device companies are engaged in activities similar to that of the Company. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and to protect technologies that they have developed, some of which will be directly competitive with that of the Company. All of the Company's competitors have substantially greater financial, research and development, human and other resources than the Company.

     The Company believes it has certain technological advantages in producing the compact, low-cost laser design utilized in the Lasette(-TM-). However, part of the Company's cost advantage is dependent in part upon its ability to maintain its relationship with the supplier of the crystals used in the manufacture of its lasers. Alternative sources of supply for the crystals, while available, would increase the production cost of the Company's product and reduce its competitive advantage.

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

     The Company believes that the principal factor affecting its competitive position is the suitability of its instruments for, and performance in, a particular application. Because of the highly specialized nature of its markets, such traditional competitive factors as price, delivery, upgradability and support are less significant. The Company faces potential competition from a number of established domestic and international companies, all of which have vastly greater engineering, manufacturing, marketing and financial capabilities than the Company. The ability of the Company to compete successfully in existing and future markets will depend on elements both within and outside its control, including, but not limited to, its success in market penetration, protection of its products by effective utilization of intellectual property laws, including full exercise of its patent rights, improvements in product quality and reliability, ease of use, price, diversity of product line, efficiency of production, the rate at which customers incorporate the Company's instruments into their products, product introductions by the Company's competitors and general domestic and international economic conditions.

Intellectual Property

     The Company relies primarily on the ability to rapidly develop new generations of technology from its core technology and a combination of patent, trade secret, copyright and trademark laws, confidentiality procedures and other intellectual property protection methods to protect its proprietary technology. The Company's laser-based medical devices currently have little patent protection and its scientific research instruments have only limited patent protection. Since there is no patent protection currently afforded the Company's medical laser products, there can be no assurance that other patent holders or other third parties will not claim infringement by the Company or its licensors with respect to current and future technology. Because Untied States patent applications are held and examined in secrecy, it is also possible that presently pending United States patent applications will eventually issue with claims that might be infringed by the Company's products. There can be no assurance that additional competitors, in the United States and in foreign countries, many of which have substantially greater resources than the Company, and have made substantial investments in competing technologies, will not apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products. The Company is aware of several patents held by third parties that relate to certain aspects of the Company's products. There can be no assurance that these patents would not be used as a basis to challenge the Company's current or future patents, to limit the scope of the Company's patent rights or to limit the Company's ability to obtain additional or broader patent rights.

     A United States patent concerning the use of a laser for blood sample collection is held by a former employee of the Russian Academy of Science now residing in San Diego (the "Tankovich Patent", US 5165418, issued 24 Nov. 92, priority date 02 Mar. 92). Becton Dickinson Corporation, a leading producer of blood collection products, had licensed this patent in December of 1995. Becton Dickinson has participated with a San Diego laser technology company, JMAR, in the reportedly now abandoned development of a product for laser skin perforation. The Company has acquired a formal legal opinion, which finds the Tankovitch Patent invalid and unenforceable due to public disclosure of the laser perforation concept in the international scientific literature, as well as public commercialization of primitive perforator products in the former USSR, as early as October 1990. The Tankovitch Patent is the subject of formal re-examination in the United States Patent and Trademark Office as the result of a petition made by Transmedica in August 1996. No results of the re-examination case have been published to date.

     The Lasette(-TM-) product was originally developed using the multifaceted crystal resonator ("MCR") technology acquired from Tecnal Products, as more fully described below. Subsequently, the Company has advanced the laser design employed in this product and has sought, or is preparing to seek, continuations of existing patents and/or new patents protecting those designs. One result of this effort has been the receipt of a Notice of Allowance from the United States Patent and Trademark Office ("PTO") of a new patent for certain advantageous modifications of the laser beam used in skin perforators, such as the Lasette(-TM-). This patent will cover proprietary aspects of both current and projected future models of the Lasette(-TM-). Generally, receipt of Notice of Allowance means that examination on the merits of the application is concluded, the examining attorney has identified allowable claims in the application, and the application is passed to allowance in anticipation of assignment of a patent number and issue date. However, no enforceable patent rights exist until the patent is actually issued, and there can be no assurance when, or if, the patent will issue. This patent, if issued, will cover proprietary aspects of both current and projected future models of the Lasette. Patents covering other aspects of the Lasette(-TM-) are currently pending in the PTO and World Patent Office.

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

     Patents and Licenses

     In 1991, the Company obtained a non-exclusive license covering the Lucent Patent and, using funding provided by Mitsui, , began developing instruments using those technologies. In 1994, the license with Lucent was converted from non-exclusive to exclusive. To reduce the minimum payments required under the Lucent agreement, in 1998, that agreement was converted back to non-exclusive.

     The LaserTweezers(-Registered Mark-) application of the Cell Robotics Workstation was based upon an exclusive patent license from AT&T, now known as Lucent Technologies, Inc. At least two European companies have developed and are marketing products which the Company believes violate Lucent's patents. To date, Lucent has elected not to pursue patent infringement claims against these companies and their distributors, and under the terms of the original Lucent license, the Company cannot compel Lucent to initiate any proceedings.

     As a result of the foregoing, as of June 30, 1998, the Company and Lucent agreed to amend the Lucent license. Specifically, the Lucent license was changed from an exclusive to non-exclusive license with the royalty payments increasing from five percent (5%) to seven percent (7%) of the value of each product sold utilizing the patented technology. However, the minimum annual royalties under the Lucent license will be reduced to a flat $35,000 per year for the term of the Lucent license. Notwithstanding the foregoing amendments to the Lucent license, there can be no assurance that the Company will be able to increase sales of the Cell Robotics workstation to a level that renders the product economically viable.

     TECNAL PATENTS. On January 10, 1996, the Company acquired from Tecnal Products, Inc., a subsidiary of Lovelace Scientific Resources, Inc., one (1) United States patent known as the Multifaceted Crystal Resonator patent, ("MCR Patent"), which expires March 1, 2014, one (1) patent application pursuant to which a patent was subsequently issued, which patent expires August 29, 2014, and one foreign patent application and a strategic license. These acquisitions comprised a package of technological assets covering two laser products: a low-cost, high-power solid-state laser that eliminates many of the delicate optical components required by conventional solid-state lasers, and a laser perforator. The MCR Patent was originally developed under the license agreement with NTEC of Russia. The advanced laser design of the MCR Patent and other related technology developments can be used in a variety of laser-based applications, including skin resurfacing (facial wrinkle removal), laser dentistry, eye surgery and other medical and industrial procedures. While these technologies were used in early versions of the Lasette(-TM-) and the RevitaLase(-TM-), the Company has now developed its own technology for these products.

     The Company acquired the MCR Patent and other technological assets in consideration of cash payments in the amount of approximately $15,000, the issuance of an aggregate of 17,500 shares of Common Stock and the grant of 1% royalty on future net revenue based upon the technology, with a lifetime maximum royalty of $20,000. An ongoing obligation in the form of a 2% royalty payable to NTEC on all Lasette(-TM-) sales for perforation know-how also exists.

     OTHER PATENTS. The Company has also been issued two (2) United States patents related to its Cell Robotics Workstation, but which the Company does not currently use. These patents expire July 23, 2012. One patent covers three dimensional mechanical staging and the other a specialized chamber for the LaserTweezers(-Registered Mark-), neither of which is used in the Cell Robotics Workstation. In addition, the Company is in the process of preparing, and will be submitting, applications for design patents related to the RevitaLase(-TM-) as well as applications for patents associated with the IVF Workstation. However, neither the RevitaLase nor the IVF Workstation is currently covered by any of the Company's existing patents.

     Because of rapid technological developments in the industries in which the Company competes and the broad and rapidly developing patent coverage, the patent position of the Company is subject to various uncertainties and may involve complex legal and factual issues. Consequently, although the Company holds certain patents, is licensed under other patents and is currently prosecuting additional patent applications, there can be no assurance that patents will be issued from any pending or future applications or that claims allowed by any existing or future patents issued or licensed to the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide adequate protection to the Company. Moreover, the Company may be required to participate in interference proceedings to determine the priority of inventions, which could result in substantial costs to the Company. Further, while the Company believes, based upon its research and investigations, as well as those of its advisors, including patent counsel, that none of its products infringe upon the domestic or foreign patent rights, or other intellectual property rights, of third parties, there can be no assurance that the Company will not be required to defend against future infringement claims of third parties. Such additional litigation could represent a substantial commitment of the Company's limited capital resources, including both funds and human resources, without any assurance that the Company will ultimately prevail on the merits. As a result, the potential of such litigation could represent a material adverse effect upon the Company's future financial condition and results of operations.

     Other Intellectual Property

     In addition to its patent rights, the Company relies upon certain proprietary know-how in its product development and manufacturing process and has entered into employee and third party nondisclosure agreements to protect its proprietary technology. In addition, the Company has developed distinctive trademarks for both its laser-based medical devices and its scientific research instruments which it believes constitute valuable intellectual property rights. The Company has obtained federal registrations for LaserTweezers(-Registered Mark-) and SmartStage(-Registered Mark-), both modules of its Cell Robotics Workstation. The Company has not obtained federal registrations for Lasette(-TM-), LaserScissors(-TM-), CellSelector(-TM-), RevitaLase(-TM-), or IVF Workstation. While it intends to apply for these registrations, to date it has made application only for Lasette(-TM-) and LaserScissors(-TM-). However, there can be no assurance that federal registrations for these trademarks will be issued or, if issued, the degree of protection that they will afford. In the absence of federal registration, the Company relies on common law rights for its trademarks.

Research and Development

     The Company's success will depend in large part upon its ability to enhance existing products and to continue developing new products incorporating the latest improvements in laser technology. Accordingly, the Company is committed to investing significant resources in research and development activities.

     During the years ended December 31, 1998, and December 31, 1997, the Company spent approximately $849,166 and $1,245,125, respectively, on internal research and development programs. As of December 31, 1998, four of the Company's scientists and engineers were engaged primarily in research and development activities. The majority of funds expended by the Company for its internal research and development activities was derived from sales of capital stock and short-term borrowings from its principal stockholder, Mitsui, and the sale of securities in 1995, 1996, 1997 and 1998. The Company does not have any research arrangements with outside R&D firms and does not anticipate entering into development arrangements with third parties in the foreseeable future. The Company does not currently perform any research and development under contract to third parties except for Small Business Innovative Research ("SBIR") grants from the federal government. These include a Phase II grant from the National Cancer Institute (NCI) of the National Institutes of Health
(NIH). The award funds two years of development of a proprietary laser instrument for semi-automated single cell sorting. The total award over two years is approximately $727,000, of which approximately $399,671 has been received to date. The receipt of this award should facilitate the Company's goal of developing a single cell analysis workstation which could aid in the understanding of cancer cells and viruses. Proceeds from this award will be used to expand the current capabilities of the Cell Robotics Workstation and LaserTweezers(-Registered Mark-) technology.

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

Government Regulation-Product Approval Process

     The Company is subject to a variety of government regulations pertaining to various aspects of its marketing, sales and manufacturing processes. The Company has been successful in obtaining many of the regulatory clearances that are required to market and sell its products, however additional clearance for broader markets will be required, of which there can be no assurance.

     For research applications, the Company's products are subject only to safety regulations by the FDA. However, the European Community ("EC") has recently required that the research instruments receive the CE Mark before they can be exported to the EC. The Company received the CE Mark for its Cell Robotics Workstation and all of its modules in September 1997. The Company has also received the CE Mark for its Lasette and IVF Workstation.

     In the United States, the Company's medical instruments are subject to rigorous regulation under federal and state statutes and regulations governing the testing, manufacture, safety and efficacy, labeling, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework may take many months and may involve the expenditure of substantial resources. In addition to obtaining FDA clearances for each product, each manufacturing establishment must be registered with, and approved by the FDA and be certified to meet ISO 9001 and EN 46001 requirements.

     The FDA has separate review processes for medical devices that must be followed before such products can be commercially marketed in the United States. There are two basic review procedures for medical devices in the United States. Certain products may qualify for a Section 510(k) procedure, under which the manufacturer gives the FDA a Pre-Market Notification ("510(k) Notification") of the manufacturer's intention to commence marketing of the product at least 90 days before the product will be introduced for clinical use. The company must then wait for the FDA to clear the device for marketing. Among other things, the manufacturer must establish in the 510(k) Notification that the product to be marketed is "substantially equivalent" to another legally-marketed, previously existing product. If a device does not qualify for the 510(k) procedure, the manufacturer must file a Pre-Market Approval Application ("PMA"). The PMA requires more extensive pre-filing testing than the 510(k) procedure and involves a significantly longer FDA review process.

     As Class II devices, both RevitaLase(-TM-) and Lasette(-TM-) were eligible to qualify under the Section 510(k) procedure. The RevitaLase received FDA clearance within a few months without clinical trials. The Lasette, on the other hand, required approximately one year to obtain its first FDA clearance, limited to clinical use with healthy adults, due to the required extensive clinical trials. FDA clearance for use of the Lasette for adult diabetics in clinical settings was issued in October 1997, for use by juveniles in clinical settings was issued in June 29, 1998, for home use for testing glucose on December 7, 1998 and for all blood screening tests used in a clinical setting on January 15, 1999. Thus the Company can now market the Lasette for essentially all applications in the United States which require capillary blood for blood screening. The IVF Workstation, as a Class III device insofar as laser-assisted hatching is concerned, was not eligible for the Section 510(k) procedure and requires complete Pre-Market Approval. The IVF Workstation was granted an Investigational Device Exemption (IDE) and is in the process of completing detailed clinical trials, which may take more than two years in their entirety. However, while marketing in the United States must await FDA clearance which is likely not to occur for at least one year, the Company has the right to market the IVF Workstation in Europe and most foreign countries since it is not deemed a medical device in these jurisdictions. Nevertheless, as an electronic laser-based product, actual shipments of the IVF Workstation to the EC require the CE Mark which the Company received in 1998.

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

Employees

     At March 31, 1999, the Company had 18 full-time employees and 3 part-time employees. Of the full-time employees, 4 were principally engaged in product development, 6 in manufacturing, including quality control, 4 in marketing and sales and the balance in administration and finance. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company has experienced no work stoppages and believes that its employee relations are good. The Company believes that its success will depend, in part, on its continuing ability to attract and retain qualified technical, marketing and management personnel.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's facilities are located in approximately 12,000 square feet in Albuquerque, New Mexico. This facility contains the Company's executive and administrative offices, as well as facilities for the performance of its assembly, production, testing, storage and inventory functions. The lease covering the facility requires monthly payments of $8,409, subject to a 3% annual increase, and has recently been renegotiated to terminate in 2002. The Company believes that this facility is adequate for its present and near-term requirements. The equipment, fixtures and other assets of the Company located within the facility are insured against loss.

ITEM 3.   LEGAL PROCEEDINGS

     In October 1997, Transmedica, Inc. (formerly "Venisect") commenced a patent infringement action (the "Venisect Litigation") in which it claimed the Lasette(-TM-) infringed the United States patent underlying Transmedica's competitive skin perforator. In March, 1998, the United States District Court for the Eastern District of Arkansas (the "Court") subsequently dismissed the Venisect Litigation, without prejudice, due to lack of personal jurisdiction and improper venue. This ruling was appealed by Transmedica in the United States Court of Appeals for the Federal Circuit in Washington, D.C. However, on December 1, 1998, Transmedica withdrew their appeal. The Court's ruling and Transmedica's withdrawal of their appeal of this ruling does not prevent Transmedica from re-filing in a proper jurisdiction at a later date. The Company has investigated the Transmedica patent with its advisors, and believes that no basis for any infringement claim exists. Accordingly, while there can be no assurance regarding any future litigation, the Company does not believe that any future Transmedica litigation will have a material adverse effect upon the Company's business, results of operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Price Range of Common Stock

     The Company's Common Stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board ("Bulletin Board") on a limited and sporadic basis under the symbol "CRII." The reported high and low bid and asked prices for the Common Stock are shown below for the period through March 31, 1999. The prices presented are bid and asked prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices do not necessarily reflect actual transactions.

                              Bid              Ask
                         ------------  ------------
                          Low    High       Low    High
                         -----  -----     -----   -----

1997
  First Quarter        $ 1.875 $2.813    $ 2.00  $ 3.00
  Second Quarter         1.938  3.375      2.00    3.50
  Third Quarter          2.938  4.000     3.063   4.063
  Fourth Quarter          2.75  3.750     2.875   3.938

1998
  First Quarter        $ 1.938 $2.797    $1.938  $ 3.00
  Second Quarter         1.375  2.469     1.391    2.75
  Third Quarter          0.844  1.625     0.844    1.75
  Fourth Quarter         0.688   3.00     0.766   3.844

1999
  First Quarter
  (through 3/31/99)    $ 1.813 $2.813    $1.938  $3.125


     The bid and ask prices of the Common Stock on March 31, 1999 were, $1.94 and $1.97 respectively, as quoted on the Bulletin Board. As of April 1, 1999 there were approximately 178 stockholders of record of the Common Stock.

Dividends

     The Company has not paid any dividends on its Common Stock and does not expect to do so in the foreseeable future. It is anticipated that any earnings generated from operations of the Company will be used to finance its ongoing operations. No restrictions exist upon the Company's ability to pay dividends.


     On September 2, 1998, the Company paid its first scheduled dividend to shareholders of record for the Preferred Stock totaling 169,298 shares of common stock.

Subsequent Events

     The Company's Series A Convertible Preferred Stock (the "Preferred Stock") automatically converted into shares of Common Stock in January 1999, when the sum of closing bid prices of the Preferred Stock and two Warrants was at least $12.375 for ten consecutive days. Due to the automatic conversion, a final dividend in the form of shares of the Company's Common Stock was accrued for all shareholders of record on February 2, 1999.

     In accordance with the terms of the exclusive distribution agreement with Chronimed, Inc., the Company met its second milestone by shipping prototype units of the Personal Lasette to Chronimed, Inc. Chronimed will in turn make the second of three equity investments in the Company in the amount of $150,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.


Plan of Operation-Overview

     In 1995, the Company introduced its laser-based scientific research instruments, which in 1996 were refined and redesigned into the modularized Cell Robotics Workstation. Sales of these scientific instruments during 1996 and 1995 were disappointing, resulting in significant operating losses in both periods. Given the limited market for the scientific research instruments, the Company acquired technology in January 1996 (see Business --"Intellectual Property-Patents and Licenses"), which it has used to develop laser-based medical devices for the clinical and consumer markets.

Results of Operations - Year ended December 31, 1998 compared to the Year ended December 31, 1997

     During the year ended December 31, 1998 the Company's operating activities were limited to continuing efforts to complete the development of its laser-based medical devices and marketing of the Lasette. Product sales for the period were generated from sales of its scientific research instruments and its clinical laser-based medical products. Total revenues from product sales and grant revenue increased 37.7% from $1,037,723 during the 1997 period to $1,429,001 during 1998. Research and development grant revenue increased from $158,233 during 1997 to $179,298 during 1998, an increase of 13.3%. The gross profit realized by the Company on revenues generated during fiscal 1998 was $401,463, or 28.1% compared to a gross profit of $279,518, or 26.9%, realized during fiscal 1997.

     The Company believes that its increased product sales were driven by its successful introduction and subsequent market acceptance of its scientific research instruments and its new laser-based medical devices.

     Operating expenses incurred during fiscal 1998 were $2,269,263, a decrease of $526,228, or 18.8%, below fiscal 1997 operating expenses of $2,795,491. This decrease was principally attributable to a reduction in research and development expenses and marketing expenses associated with a new product launch.

     Research and development expenses decreased by $395,959, or 31.8%, due primarily to a reduction in professional design and engineering consulting fees required by the Company's new medical products currently under development. Marketing and sales related expenses incurred during fiscal 1998 were $609,288, a decrease of $259,524, or 29.9%, below fiscal 1997 marketing and sales expenses of $868,812. Expenses related to the marketing of the Company's Lasette line decreased as a result of the exclusive distribution agreement signed with Chronimed.

     General and administrative expenses associated with the conduct of the Company's business increased, from $681,554 during the year ended December 31, 1997 to $810,809 for the year ended December 31, 1998, an increase of $129,255 or 19%. This increase was driven by the effort of the Company to obtain ISO 9001 certification, increased product liability premiums and enhanced investor relations activities.

     During the fiscal period ended December 31, 1998, other income and expenses increased from a $43,081 net contribution to income for the year ended December 31, 1997 to a $84,454 net contribution to income. This increase was due almost exclusively to interest earned on funds raised during a secondary public offering completed by the Company in February 1998.

     As a result of the foregoing, the Company's net loss applicable to common shareholders for the year ended December 31, 1998 decreased by $415,319, or 16.8%, from a net loss applicable to common shareholders of $2,472,892 for the year ended December 31, 1997 to a net loss applicable to common shareholders of $2,057,573 for the comparable period ended December 31, 1998. This resulted in a net loss of $0.39 per share on 5,278,347 weighted average shares outstanding for the year ended December 31, 1998 compared to a net loss of $0.48 per share on 5,100,032 weighted average shares outstanding for the comparable period ended December 31, 1997.

     Other than the foregoing, management knows of no trends or other demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material impact on the Company's results of operations.

Liquidity and Capital Resources

     Since its inception, the Company has relied principally upon the proceeds of both debt and equity financings to provide working capital for its product development and marketing activities and, to a lesser extent, the proceeds of two small SBIR grants. The Company has not been able to generate sufficient cash from operations and, as a consequence, additional financings have been required to fund ongoing operations. Initially, the Company relied upon one investor, Mitsui, a Japanese corporation, which provided, through a series of loans and stock purchases, in excess of $7 million in working capital. In 1995, the Company completed a private offering of equity in which it raised approximately $2.875 million. As part of that private offering, the Company issued a series of warrants, whose exercise during the third quarter of 1996 resulted in an additional capital infusion of approximately $2 million. In connection with that private offering, the Company issued to Paulson Investment Company, Inc., who served as placement agent, warrants exercisable for a period of five years to purchase 11.5 units at a price of $25,000 per unit, each unit consisting of 20,000 shares of Common Stock and 10,000 Class A Warrants. In August 1997, the Company completed a private sale of 200,000 shares of Common Stock for gross proceeds of $650,000. The Company agreed to exchange the 200,000 shares of Common Stock for 78,788 of the Units as offered in the secondary offering (the "Secondary Offering") completed in February 1998. In December 1997, the Company obtained a short-term loan from Paulson in the principal amount of $500,000 which was repaid, without interest, out of the proceeds of the Secondary Offering.

     In February 1998, the Company sold 460,000 Units (including the Underwriter's "Over-Allotment Option," which consisted of 60,000 Units), each Unit consisting of one share of Series A Convertible Preferred Stock (the "Preferred Stock"), convertible into four Common Shares, and two Common Stock Purchase Warrants (the "Warrants"), in a registered offering to the public. Each Unit was sold at a price to the public of $8.25. The Units were traded over-the-counter and quoted on the Bulletin Board under the symbol "CRIIU" for a period of thirty (30) days through March 4, 1998 (the "Unit Trading Period"). At the end of the Unit Trading Period, the Units automatically separated and, as a result, the Preferred Stock and Warrants traded separately over-the-counter, and were quoted on the Bulletin Board under the symbols "CRIIP" and "CRIIW," respectively.

     Cash used in operations for the years ended December 31, 1998 and 1997 were $ 1,935,800, and $2,253,941 respectively. The primary reason for the decrease in cash used in operations during the year ended December 31, 1998, as compared to the prior period, is the decrease in product development and marketing expenses during that period.

     Cash provided by financing activities for the years ended December 31, 1998 and 1997 were $2,852,504 and $1,185,539 respectively. These figures reflect the equity financings discussed above.

     The Company's liquidity and capital resources continued to decrease during the year ended December 31, 1998, due primarily to the Company's ongoing operating losses.

     The Company's current ratio at December 31, 1998 was 4.3:1, compared to a current ratio of 1.4:1 on December 31, 1997. This increase in liquidity is primarily due to the proceeds from the Secondary Offering completed in February 1998. Total assets increased from $1,979,847 at December 31, 1997 to $2,583,052 at December 31, 1998, an increase of $603,205 or 30.5%.

     The increase in the Company's current assets of $802,118, or 54.6 %, was the result of an increase in cash and cash equivalents which rose from $623,572 at December 31, 1997, to $1,375,575 at December 31, 1998, an increase of $752,003 or 120.6%. This increase in cash and cash equivalents was primarily the result of the Secondary Offering completed in February 1998. An increase in accounts receivable of $22,717, from $223,856 at the end of 1997, to $246,573 at December 31, 1998 was primarily due to increased sales during 1998, but also reflects a more timely accounts receivable collection process. Inventory decreased in the amount of $59,784 or 10.2%, due to the increased workstation sales and laser-based medical devices.

     At December 31, 1998, the Company's total current liabilities decreased $501,641, from $1,034,970 at December 31, 1997 to $533,329 at December 31,
1998. Decreases in accounts payable of $275,467, or 45.7%, and royalties payable of $159,640, or 82.7 %, were directly related to payment of accounts payable from 1997 with the proceeds of the offering and renegotiated royalty agreements.

     As a result of the foregoing, the Company's working capital increased from $434,580 at December 31, 1997 to $1,738,339 at December 31, 1998, an
increase of $1,303,759. This increase was due almost exclusively to the Company's equity financings discussed above.

     The Company expects that its cash used in operating activities will be similar to cash used in 1998. The timing of the Company's future capital requirements, however, cannot accurately be predicted. The Company's capital requirements depend upon numerous factors, including, most notably, the market acceptance of its new laser-based medical devices. If capital requirements vary materially from those currently planned, the Company may require additional financing, including but not limited to, the sale of equity or debt securities. The Company is currently reviewing a proposed term sheet for additional equity financing; however, there can be no assurance that this commitment can be obtained. Any additional equity financing may be dilutive to the Company's existing stockholders and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. The Company is currently in discussion with a local financial institution regarding a commercial line of credit. At this time, the Company does not have available other sources of capital to satisfy its cash requirements until revenues from operations can be realized through future product sales. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations, which could have a material adverse effect upon the Company's business, financial condition and results of operation. The Company anticipates that its current working capital, increased product sales, and the two remaining equity investments per the Chronimed stock purchase agreement are sufficient to meet the Company's operational deficits through fiscal 1999.

Net Operating Loss Carryforwards

     At December 31, 1998, the Company had a net operating loss carryforward for income tax purposes of approximately $14,000,000, which expires beginning in 2006. Under the Tax Reform Act of 1986, the amounts of and the benefits from net operating loss carryforwards are subject to certain limitations in the amount of net operating losses that the Company may utilize to offset future taxable income. The ownership changes in 1995 in connection with the Acquisition will limit the use of this net operating loss carryforward under applicable Internal Revenue Service Regulations.

The Year 2000 Issue

     THE PROBLEM. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which, in turn, could result in system failures or miscalculations causing disruptions in the operations of the Company and the operations of its suppliers and customers.

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

     The Company's network and network operating system has been replaced. The e-mail system and accounting and manufacturing software has been installed and implementation has begun. The Company's voice mail system is scheduled to be replaced during the second quarter of 1999. All other relevant programs, including Microsoft Windows95(-Registered Mark-) operating system, are scheduled for upgrade by the end of June, 1999.

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

     As part of the Company's Year 2000 Project, the Company has also contacted its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. To date, approximately seventy two percent (72%) of the entities contacted have responded, and of those responding, fifty four percent (54%) have indicated that they have remediated their Year 2000 compliance issues. The Company will continue to contact its significant suppliers and large customers as part of its Year 2000 Project. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

     THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. Expenditures in 1997 for the Year 2000 Project amounted to less than $7,500. Expenditures in 1998 were approximately $16,000. Management expects that completion of its Year 2000 Project may result in additional expenditures of approximately $25,000

     THE RISKS ASSOCIATED WITH THE COMPANY'S YEAR 2000 ISSUES. The Company's failure to resolve Year 2000 Issues on or before December 31, 1999 could result in system failures or miscalculations causing disruption in operations, including, among other things, a temporary inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in similar normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of parts and materials, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 Project will adequately address the Company's internal Year 2000 issues, until the Company receives responses from a more significant number of the Company's suppliers and customers, the overall risks associated with the Year 2000 Issue remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Company and its operations.

     THE COMPANY'S CONTINGENCY PLAN. The Company has not, to date, developed and implemented a Year 2000 contingency plan. It is the Company's goal to have the major Year 2000 Issues resolved by the end of the second quarter of fiscal 1999. As part of the Company's Year 2000 Project, the Company plans to retain the services of an outside consultant to verify and validate the Company's Year 2000 compliance. Final Year 2000 verification and validation is scheduled to occur by the end of July 1999. The Company will develop and implement a contingency plan be at that time should it appear the Company's Year 2000 Project has not been satisfactorily completed.

Subsequent Events

     In January 1999, the Preferred Stock automatically converted when the sum of the closing bid prices of the Preferred Stock and two Warrants, which were included in the Units sold in February 1998, was at least $12.375 for ten consecutive trading dates.

     As a result of the automatic conversion of the Preferred Stock in January, an additional 25,000 options exercisable at $2.00 vested. These options were issued by the Company during 1998 to obtain an investor relations services contract. In connection with this service contract, in March 1999, an additional 15,000 options exercisable at $2.00 vested as a result of continued representation beyond the initial six month contract term.

     Finally, in March 1999, the Company shipped prototypes of the Personal Lasette to Chronimed. On delivery Chronimed will make an additional $150,000 equity investment in the Company, which will represent the second of three equity investments that Chronimed could make in the Company as part of the exclusive distribution agreement entered into by the companies in August 1998.


ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements are filed as a separate section of this Report and attached hereto:

     1.   Independent Auditors' Report;
     2.   Consolidated Balance Sheets - December 31, 1998 and December 31,
          1997;
     3. Consolidated Statements of Operations - for the years ended December 31, 1998 and 1997;
     4. Consolidated Statements of Stockholders' Equity - for the years ended December 31, 1998 and 1997;
     5. Consolidated Statements of Cash Flows - for the years ended December 31, 1998 and 1997; and
     6.   Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

     Part III, Items 9, 10, 11 and 12 are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of December 31, 1998.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

**        3.2       Amended and Restated Bylaws

***       3.3(a)    Amended and Restated Articles of Incorporation

**        3.3(b)    Amended and Restated Articles of Incorporation dated May
                    23, 1995

**        4.1       Specimen Certificate of Common Stock

*****     4.2       Representatives' Common Stock Purchase Warrant

****      4.3       Warrant Agreement

****      4.3.1     Warrant Agreement (revised)

*****     4.4       Lohrding Option Agreement

*****     4.5       Certificate of Designation of Rights and Preferences of
                    Series A Convertible Preferred Stock

*****     4.6       Specimen Certificate of Series A Preferred Stock

*****     4.7       Specimen Unit Certificate

*****     4.8       Specimen Common Stock Purchase Warrant Certificate

*         10.1      Agreement and Plan of Reorganization between and among
                    Cell Robotics, Inc., Intelligent Financial Corporation,
                    MiCel, Inc., Bridgeworks Investors I, L.L.C., and Ronald
                    K. Lohrding

*         10.2      Employment Agreement of Ronald K. Lohrding

*         10.3      Employment Agreement of Craig T. Rogers

****      10.4      Employment Agreement of Travis Lee

*         10.5      Financing and Capital Contribution Agreement between and
                    among Cell Robotics, Inc., Intelligent Financial
                    Corporation, MiCel, Inc., and Bridgeworks Investors I,
                    L.L.C.

*         10.6      Irrevocable Appointment of Voting Rights by Dr. Lohrding
                    to MiCel, Inc.

*         10.7      Stock Pooling and Voting Agreement

**        10.8      Royalty Agreement dated September 11, 1995 between the
                    Registrant, Cell Robotics, Inc., and Mitsui Engineering &
                    Shipbuilding Co., Ltd.

**        10.9      Agreement of Contribution and Mutual Comprehensive Release
                    dated September 11, 1995 between the Company, Cell
                    Robotics, Inc. and Mitsui Engineering & Shipbuilding Co.,
                    Ltd.

**        10.10     Distribution Agreement dated April 6, 1995, between Carl
                    Zeiss, Inc. and the Registrant

**        10.11     Distribution Agreement dated December 15, 1994, between
                    MiCel, Inc. and the Registrant

**        10.12     Revised License Agreement dated January 5, 1996 between
                    the Registrant and the Regents of the University of California

**        10.13     Purchase Agreement with Tecnal Products, Inc.

**        10.14     License Agreement with NTEC

***       10.15     License Agreement dated May 13, 1996, between the
                    Registrant and GEM Edwards, Inc.

*****     10.16     Termination Agreement and Release between the Registrant
                    and GEM Edwards, Inc.

*******   10.17     Employment Agreement of Dr. Ronald K. Lohrding dated
                    February 2, 1998

******    10.18     Patent License Agreement between American Telephone and
                    Telegraph Company and Cell Robotics, Inc.

******    10.19     Amendment to AT&T License Agreement

******    10.20     Manufacturing Agreement between Big Sky Laser
                    Technologies, Inc. and Cell Robotics International, Inc.
                    dated May 20, 1998.

**        21.0      Subsidiaries

********  23.0      Consent of KPMG LLP

----------------------------

* Incorporated by reference from the Registrant's Current Report on Form 8-K dated February 23, 1995, as filed with the Commission on March 10, 1995.

** Incorporated by reference from the Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, which was declared effective by the Commission on February 14, 1996.

*** Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form SB-2, filed with the Commission on July 15, 1996.

**** Incorporated by reference from the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1996, as filed with the Commission on April 15, 1997.

***** Incorporated by reference from the Company's Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 which was declared effective by the Commission on February 2, 1998, SEC File No. 333-40895.

****** Incorporated by reference from the Company's Pre-Effective Amendment No. 2 to Registration Statement on Form S-3, SEC File No. 333-55951, as filed with the Commission on November 18, 1998

******* Incorporated by reference from the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1997, as filed with the Commission on May 2, 1998.

********  Filed herewith


Current Reports on Form 8-K

     The Company did not file any Current Report on Form 8-K during the quarter ended December 31, 1998.

                               KPMG PEAT MARWICK
                     6565 AMERICAS PARKWAY N.E., SUITE 700
                            ALBUQUERQUE, NM  87190
          (505) 884-3939 (telephone)       (505) 884-8348 (facsimile)





                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Shareholders
Cell Robotics International, Inc.


We have audited the accompanying consolidated balance sheets of Cell Robotics International, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Robotics International, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Albuquerque, New Mexico
March 24, 1999

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheets
                          December 31, 1998 and 1997

                                    1998             1997
                                 -----------     -----------
Assets
------
Current assets:
  Cash and cash equivalents      $ 1,375,575     $  623,572
  Accounts receivable, net of
     allowance for doubtful
     accounts of $1,841 in 1998
     and 1997                        246,573        223,856
  Inventory                          526,249        586,033
  Other                              123,271         36,089
                                 -----------     -----------
     Total current assets          2,271,668      1,469,550
  Property and equipment, net
     (note 3)                        272,894        194,654
  Deferred offering costs
     (note 9)                              0        248,372
  Other assets, net (note 4)          38,490         67,271
                                 -----------     -----------
       Total assets              $ 2,583,052     $1,979,847
                                 ===========     ===========
 Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable               $   327,686     $  603,153
  Payroll related liabilities        144,188        149,726
  Royalties payable                   33,510        193,150
  Other current liabilities           27,945         88,941
                                 -----------     -----------
       Total current liabilities     533,329      1,034,970
Short-term loan refinanced
  subsequent to balance sheet
  date (note 9)                            0        500,000
                                 -----------     -----------
       Total liabilities             533,329      1,534,970
                                 -----------     -----------
Stockholders' equity (notes
  5 and 9):
  Preferred stock, $.04 par
     value. Authorized 2,500,000
     shares, 465,533 and zero
     shares issued and outstand-
     ing at December 31, 1998
     and 1997, respectively           18,622              0
  Common stock, $.004 par value.
     Authorized 12,500,000 shares,
     5,739,248 and 5,245,414 shares
     issued and outstanding at
     December 31, 1998 and 1997,
     respectively                     22,957         20,982
  Additional paid-in capital      17,916,565     14,037,243
  Accumulated deficit            (15,908,421)   (13,613,348)
                                 -----------     -----------
       Total stockholders'
       equity                      2,049,723         444,877
                                 -----------     -----------
Commitments  (notes 6 and8)
                                 $ 2,583,052     $1,979,847
                                 ===========     ===========




         See accompanying notes to consolidated financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Operations
                For the years ended December 31, 1998 and 1997

                                      1998           1997
                                 -----------      -----------

Product sales                    $ 1,249,703    $   879,490
Research and development grants      179,298        158,233
                                 -----------     -----------
     Total revenues                1,429,001      1,037,723
                                 -----------     -----------
Product cost of goods sold          (848,240)      (599,153)
SBIR direct expenses                (179,298)      (159,052)
                                 -----------     -----------
     Total cost of goods sold     (1,027,538)      (758,205)
                                 -----------     -----------
     Gross profit                    401,463        279,518
                                 -----------     -----------
Operating expenses:
  General and administrative         810,809        681,554
  Marketing & Sales                  609,288        868,812
  Research and development           849,166      1,245,125
                                 -----------     -----------
     Total operating expenses      2,269,263      2,795,491

     Loss from operations         (1,867,800)    (2,515,973)
                                 -----------     -----------
Other income (deductions):
  Interest income                     85,429         32,004
  Interest expense                      (975)          (723)
  Other                                    0         11,800
                                 -----------     -----------
     Total other income               84,454         43,081
                                 -----------     -----------
     Net loss                     (1,783,346)    (2,472,892)
                                 -----------     -----------
Preferred stock dividends           (274,227)             0
                                 -----------     -----------
Net loss applicable to common
  shareholders                   $(2,057,573)   $(2,472,892)
                                 ===========     ===========
Weighted average common shares
  outstanding, basic and diluted   5,278,347      5,100,032
                                 ===========     ===========
Net loss applicable to common
  shareholders per common share,
  basic and diluted              $     (0.39)   $     (0.48)
                                 ===========     ===========

         See accompanying notes to consolidated financial statements.

                                   CELL ROBOTICS INTERNATIONAL, INC.
                                            AND SUBSIDIARY
                            Consolidated Statements of Stockholders' Equity
                            For the years ended December 31, 1998 and 1997

                              Preferred Stock          Common Stock         Paid-in   Accumulated
                          ----------------------  ----------------------
                            Shares     Amount     Shares       Amount       Capital      Deficit
                          ---------- ----------  ---------  ------------  -----------  -----------

Balance at December 31,
 1996                             -   $      -   5,003,414  $    20,014  $13,327,672  $(11,140,456)
Issuance of shares at $3.25,
Less costs of offering            -          -     200,000          800      629,700             -
Exercise of stock options         -          -      42,000          168       79,871             -

Net loss for 1997                 -          -           -            -            -    (2,472,892)
                          ----------  ---------- ----------  -----------   -----------  -----------
Balance at December
31, 1997                          -          -   5,245,414        20,982  14,037,243   (13,613,348)

Issuance of units at
 $8.25, less costs of
 offering                   460,000     18,400           -            -    3,009,104             -
Exchange of outstanding
common shares for units      78,788      3,152    (200,000)        (800)     235,148      (237,500)
Options issued for services       -          -           -            -       60,688             -
Conversion of series A
 preferred stock            (73,255)    (2,930)    293,020        1,172        1,758             -
Stock dividend paid on
series A preferred stock          -          -     200,614          803      273,424     (274,227)
Issuance of shares at $1.50       -          -     200,000          800      299,200             -

Net loss for 1998                                                                  -    (1,783,346)
                          ----------  ---------- ----------  -----------   -----------  -----------


Balance at December 31,
 1998                       465,533   $ 18,622   5,739,248  $    22,957    $17,916,565 $(15,908,421)
                          ==========  =========   ========= ============  ===========  =============






                     See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                For the years ended December 31, 1998 and 1997


                                        1998           1997
                                    ------------   ------------

Cash flows from operating activities:
 Net loss                           $(1,783,346)   $(2,472,892)
 Adjustments to reconcile net loss
 to net cash used in operating
 activities:
     Depreciation and amortization      115,242        119,914
     Amortization of options issued
       for service                       53,409              0
     Increase in accounts receivable    (22,717)      (154,011)
     Decrease(increase) in inventory     59,784       (177,860)
     Increase in other current assets   (79,903)       (16,968)
     Increase (decrease) in accounts
       payable and payroll related
       liabilities                      (57,633)        239,751
     Increase (decrease) in other
       current liabilities and
       royalties payable               (220,636)       208,125
                                    ------------   ------------
 Net cash used in operating
   activities                        (1,935,800)    (2,253,941)
                                    ------------   ------------
Cash flows from investing
 activities - purchase of
 property and equipment                (164,701)       (32,697)
                                    ------------   ------------
Cash flows from financing
 activities:
 Proceeds from sale of units, net
   of offering costs                  3,052,504              0
 Proceeds from (repayment of) loans    (500,000)       500,000
 Proceeds from issuance of common
   stock                                300,000        730,039
 Costs of offering common stock               0        (19,500)
 Deferred offering costs                      0        (25,000)
                                    ------------   ------------
   Net cash provided by financing
     activities                       2,852,504      1,185,539
                                    ------------   ------------
Net increase (decrease) in cash
 and cash equivalents:                  752,003     (1,101,099)
Cash and cash equivalents:
 Beginning of year                      623,572      1,724,671
                                    ------------   ------------
 End of year                        $ 1,375,575    $   623,572
                                    ============   ============
Supplemental information:
 Stock options issued in exchange
   for services                     $    60,688    $         0
                                    ============   ============
 Exchange of common stock for
   units                            $   237,500    $         0
                                    ============   ============
 Stock dividends on Series A
   Preferred Stock                  $   274,227    $         0
                                    ============   ============





         See accompanying notes to consolidated financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                  Notes to Consolidated Financial Statements


(1)  Business and Activities

     The Company has developed and is manufacturing and marketing a series of laser-based medical devices with applications in the blood sample and glucose collection and in vitro fertilization markets. Currently, the Company also develops, produces and markets a line of advanced scientific instruments which increase the usefulness and importance of the conventional laboratory microscope. The Company markets its scientific instruments in both domestic and international markets. In 1998, approximately 61 percent of the Company's product sales were in the United States, with Germany, Asia, Australia, and Canada being the Company's principal international markets.

     The Company's customers consist primarily of research institutes, universities, fertility clinics, and distributors.

(2)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          The consolidated financial statements include the accounts of Cell Robotics International, Inc. and its wholly owned subsidiary (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Financial Statement Estimates

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

     (c)  Cash and Cash Equivalents

          For purposes of the statements of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

     (d)  Inventory

          Inventory is recorded at the lower of cost, determined by the first-in, first-out method, or market.

          Inventory at December 31 consists of the following:

                                         1998       1997
                                      ---------   ---------

          Finished goods              $  3,003    $40,452
          Parts and components         394,215    443,424
          Sub-assemblies               129,031    102,157
                                      ---------   ---------
                                      $526,249    $586,033
                                      =========   =========

     (e)  Property and Equipment

          Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized over the life of the lease.

     (f)  Earnings Per Share

          Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year, is the same as basic loss per share for 1998 and 1997, as all potentially dilutive securities were anti-dilutive.

          Options to purchase 1,631,820 and 1,000,905 shares of common stock were outstanding at December 31, 1998 and 1997, respectively. Additionally, warrants to purchase 1,662,576 and 345,000 shares of common stock were outstanding at December 31, 1998 and 1997, respectively. These were not included in the computation of diluted earnings per share as the exercise of these options and warrants would have been anti-dilutive because of the net losses incurred in 1998 and 1997.

     (g)  Fair Value of Financial Instruments

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

     (j)  Research and Development

          Research and development costs related to both present and future products are expensed as incurred. Research and development costs consist primarily of salaries, materials and supplies.

     (k)  Warranties

          The Company warrants their products against defects in materials and workmanship for one year. The warranty reserve is reviewed periodically and adjusted based upon the Company's historical warranty costs and its estimate of future costs.

     (l)  Stock Option Plan

          The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock Based Compensation," permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (m)  Comprehensive Income

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted the provisions of SFAS No. 130 during 1998. The Company had no items of other comprehensive income during 1998 and 1997.

     (n)  Reclassification

          Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

(3)  Property and Equipment

     Property and equipment consist of the following at December 31:

                                         1998       1997
                                      ---------   ---------

          Furniture and fixtures      $  9,279    $ 8,028
          Computers                    344,059    320,572
          Equipment                    517,843    378,691
          Leasehold improvements        48,961     48,150
                                      ---------   ---------
                                       920,142    755,441
          Accumulated depreciation    (647,248)  (560,787)
                                      ---------   ---------
          Net property and equipment  $272,894    $194,654
                                      =========   =========

(4)       Other Assets

          Other assets consist of the following at December 31:

                                         1998       1997
                                      ---------   ---------

          Software development costs  $ 59,019    $59,019
          Patents                       48,246     48,246
          Noncompete agreements          8,116      8,116
                                      ---------   ---------
                                       115,381    115,381
          Accumulated amortization     (76,891)   (48,110)
                                      ---------   ---------
          Net other assets            $ 38,490     67,271
                                      =========   =========

     During 1998 and 1997, the Company recorded $21,247 and $17,706 respectively, of software development costs amortization as cost of goods sold.

(5)  Stock Options and Warrants

     (a)  Stock Options

          The Company has adopted a Stock Incentive Plan (the Plan) pursuant to which the Company's Board of Directors may grant to eligible participants options in the form of Incentive Stock Options (ISO's) under Section 422 of the Internal Revenue Code of 1986, as amended, or options which do not qualify as ISO's (Non-Qualified Stock Options or NQSO's). An aggregate of 1,500,000 shares of the Company's common stock is reserved for issuance under the Plan. Generally, stock options granted under the Plan have five-year terms and become fully exercisable after three or four years from the date of grant.

          Following is a summary of activity in the Company's options for employees, directors, outside consultants, and technical advisors:

                                    Year ended December 31,
                       ------------------------------------------------
                                1998                       1997
                       --------------------        ---------------------
                        Weighted-                  Weighted-
                         average                    average
                        exercise                   exercise
                          price    Number            price     Number
                        --------- ---------        --------- ----------

Outstanding at
  beginning of year    $    2.03 1,000,905        $     1.91   885,826
Issued                      2.11   745,000              2.59   175,174
Exercised                      -         -              1.91   (42,000)
Forfeited                   2.50   (75,000)             2.22   (18,095)
Expired                     1.78   (39,085)                -         -
Repriced                    2.16  (500,850)                -         -
Repriced                    1.38   500,850                 -         -
Outstanding at end of
  year                 $    1.81 1,631,820        $     2.03 1,000,905
Exercisable at end of
  year                 $    1.72   994,595        $     1.83   696,856


     The following summarizes certain information regarding outstanding stock options at December 31, 1998:

                               Total                      Exercisable
                 ---------------------------------- -----------------------
                                          Weighted-
                             Weighted-      average  Weighted-
                              average     remaining    average
       Exercise              exercise    contractual  exercise
         price      Number     price    life (years)     price       Number
      ---------- ---------- ----------  ----------- ----------   ----------

      $    1.000     35,000 $     1.60          4.7 $     1.00       35,000
           1.375    505,850      1.375          3.2      1.375      321,958
           1.750    433,970      1.750          3.1      1.750      428,970
           1.875     25,000      1.875          3.0      1.875       16,667
           2.000     40,000      2.000          4.7      2.000            -
           2.063    450,000      2.063          4.5      2.063      150,000
           2.500     75,000      2.500          4.7      2.500            -
           2.810     46,000      2.810          2.3      2.810       32,250
           3.563     21,000      3.563          2.8      3.563        9,750
      ---------- ---------- ----------  ----------- ----------   ----------
         Total    1,631,820 $     1.81          3.6 $    1.720      994,595
      ========== ========== ==========  =========== ==========   ==========


          During 1998, the Company granted 675,000 options outside of the Plan, for the purchase of the Company's common stock to an officer and providers of investment relations services for the Company. Such options are included in the above table. Of the options, 450,000 options were issued to an officer, of which 150,000 options vested in 1998 upon the closing of the offering described in Note 9, and the remaining 300,000 options vest on November 30, 2002, provided, however, (i) 150,000 options will vest and become exercisable thirty days after any quarter in which the Company reports pre-tax income of at least $50,000; and (ii) 150,000 options will vest and become exercisable upon the Company reporting its first fiscal year with net income of at least $500,000. The options are exercisable for a period of 36 months from each respective vesting date, but in no event later than December 31, 2002. The remaining options of 225,000 were issued to providers of investment relation services, of which 75,000 options had been forfeited by December 31, 1998. The remaining 150,000 options vest upon the occurrence of certain events and performance of measure being acheived, and the fair value of these performance based options will be measured upon vesting and be charged to operations at such time.

          At December 31, 1998, there were 416,180 additional shares available for grant under the Plan. The fair value of stock options granted and modified during 1998 and 1997 was $403,428 and $257,594, respectively, on the date of grant or amendment using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                         1998       1997
                                      ---------   ---------

          Expected dividend yield          0.0%       0.0%
          Risk-free interest rate        4.767%       6.5%
          Expected life of option       4 years    4 years
          Expected volatility             75.2%      75.2%


          The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its employee stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                          1998          1997
                                      ------------  ------------

          Reported net loss applicable
            to common shareholders    $(2,057,573) $(2,472,892)
          Pro forma net loss applicable
            to common shareholders     (2,461,001)  (2,671,309)
          Pro forma net loss per share
            applicable to common
            shareholders - basic and
            diluted                   $      (.47) $      (.52)
                                      ============  ============

     (b)  Warrants

          The Company has a Placement Agent's Warrant outstanding that was granted to an underwriter. The Placement Agent's Warrant is exercisable through September 30, 2000 to acquire up to 11.5 private units at a price of $25,000 per unit. Each unit consists of 20,000 shares of the Company's common stock. The Placement Agent's Warrant also includes 115,000 Class A Common Stock Purchase Warrants exercisable through December 31, 2000 to purchase115,000 shares of common stock for a price of $1.75 per share.

          The Company also has a Representative's Warrant outstanding that was granted to the same underwriter. The Representative's Warrant is exercisable through February 2, 2002 to purchase 160,000 shares of common stock at a price of $2.35 per share. The Representative's Warrant also includes 80,000 Common Stock Purchase Warrants exercisable through February 2, 2003 to purchase 80,000 shares of common stock for a price of $2.40 per share.

          Finally, in conjunction with the Offering completed in February 1998, and the exchange of common shares for Units in February 1998, the Company has an additional 1,077,576 warrants outstanding exercisable through February 2, 2003 to purchase 1,077,576 shares of common stock for a price of $2.40 per share.

          The board of directors and stockholders have approved an Employee Stock Purchase Plan (ESPP). As of December 31, 1998 and 1997, no shares of common stock have been issued under the ESPP and there have been no subscriptions of employees to participate in the ESPP.

(6)  Royalty Agreements

     The Company is party to several royalty agreements under which it must make payments to the original holders of patents on components used in its products. Such royalties, equal to 1 to 2 percent of the net sales of the products containing patented components, are generally due upon sale of the products.

     Additionally, one royalty agreement requires a royalty payment equal to 7 percent of revenue generated from sales of the Company's products and pertains to the Company's worldwide, non-exclusive license agreement which continues until March 31, 2016. Beginning with the year 1999, the minimum royalty payable each year is $35,000 payable as follows: $17,500 sixty days after the end of each semiannual period ending June 30th and December 31st.

(7)  Income Taxes

     No provision for federal or state income tax expense has been recorded due to the Company's losses. The Company has net operating loss carryforwards and temporary differences that give rise to the following deferred tax assets and liabilities:

                                              December 31,
                                           1998          1997
                                       ------------  -----------

      Deferred tax assets:
        Net operating loss carry-
          forwards                     $ 4,825,000     4,118,000
        Inventory capitalization            97,000       197,000
        Vacation and sick leave
          payable                           30,000        28,000
        Allowance for doubtful
          accounts                               -           625
        Depreciation                        18,000             -
        Accrued expenses                    48,000             -
                                       ------------  -----------
                                         5,018,000     4,343,625
      Less valuation allowance          (4,986,000)   (4,318,625)
                                       ------------  -----------
           Net deferred tax asset      $    32,000        25,000
                                       ============  ===========
      Deferred tax liabilities:
        Amortization                   $    32,000         8,000
        Depreciation                             -        17,000
                                       ------------  -----------
           Net deferred income taxes   $         -             -
                                       ============  ===========

     The net deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $14,000,000 expires beginning in 2006 through 2018. Ownership changes resulting from the Company's reorganization in 1995 will limit the use of this net operating loss under applicable Internal Revenue Service regulations.

(8)  Commitments

     The Company is obligated under a noncancellable operating lease for building facilities which is subject to 3 percent annual increases and expires on November 30, 2002. Rent expense for 1998 and 1997 was $105,987 and $106,893, respectively. Minimum annual lease commitments for all building facilities at December 31, 1998 are: $99,129for 1999; $102,162 for 2000; $_105,195 for 2001; and $98,977 for 2002

(9)  Equity Transactions

     In February 1998, the Company sold 460,000 Units (including the Underwriter's "Over-Allotment Option, which consisted of 60,000 Units), each Unit consisting of one share of Series A Convertible Preferred Stock (the "Preferred Stock"), convertible into four common shares, and two common stock purchase warrants each exercisable to acquire one share of common stock at an exercise price of $2.40 per share (the "Warrants"), in a registered offering to the public. Each Unit was sold at a price to the public of $8.25 resulting in gross proceeds of $3,795,000. The Unit Price of $8.25 per Unit was based on the public trading price of the four shares of Common Stock issuable upon conversion of the Preferred Stock, which, on the effective date of the Registration Statement, was $1.938 per share, or $7.75, with each Warrant being valued at $0.25 per Warrant, resulting in the Unit price of $8.25. The value of each Warrant was determined by the underwriter and was based on the difference between the public trading price of four shares of Common Stock on the Friday preceding the effective date of the Registration Statement, which was $7.75, resulting in a Warrant value of $0.25 each. After consideration of the Underwriter's commission and discount and other offering costs, net proceeds to the Company were approximately $3.0 million. The Company utilized $500,000 to repay a short-term loan concurrent with the offering. Accordingly, such short-term loan has been reclassified from current liabilities at December 31, 1997.

     The Preferred Stock was convertible at any time at the option of the holder. The Preferred Stock converted automatically upon the earlier of February 2001 or the date upon which the sum of the closing bid prices of the Preferred Stock and the Warrants included in the Units had been at least $12.375 for ten consecutive trading dates (See Note 11) The Preferred Stock had a liquidation preference of $8.25 per share and was entitled to a semiannual dividend of four-tenths of one share of Common Stock for each share of Preferred Stock.

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

     In September 1998, the Company sold 200,000 shares of common stock for $300,000 to Chronimed, Inc. This investment by Chronimed was made as part of the exclusive distribution agreement entered into by the companies in August 1998. In March 1999, the Company shipped prototypes of the Personal Lasette to Chronimed. As part of the exclusive distribution agreement, Chronimed is obligated to make an additional $150,000 investment in the Company upon acceptance of the prototypes. An additional equity investment of $150,000 could be made based on the Company meeting certain future conditions.

(10) Capital Resources

     Since inception, the Company has incurred operating losses and other equity charges which have resulted in an accumulated deficit of $15,908,421 and operations using net cash of $1,935,800 in 1998.

     The Company's ability to improve cash flow and ultimately achieve profitability will depend on its ability to significantly increase sales. Accordingly, the Company is manufacturing and marketing a series of laser-based medical devices which leverage the Company's existing base of patented technology. The Company believes the markets for these new products are broader than that of the scientific instrumentation market and, as such, offer a greater opportunity to significantly increased sales. In addition, the Company is pursuing development and marketing partners for several of its new medical products. These partnerships will enhance the Company's ability to rapidly ramp-up its marketing and distribution strategy, and possibly offset the products' development costs.

     Although the Company has begun manufacturing and marketing its laser-based medical devices and continues to market its scientific instrument line, it does not anticipate achieving profitable operations during fiscal 1999. As a result, the Company's working capital surplus is expected to erode over the next twelve months. Nevertheless, the Company expects that its present working capital surplus, increased sales, and the proceeds from the Chronimed stock purchase and commitment will be sufficient to cover its expected operational deficits through 1999.

(11) Subsequent Events

     In January 1999, the Preferred Stock automatically converted when the sum of the closing bid prices of the Preferred Stock and two Warrants, which were included in the Units sold in February 1998, reached $12.375 for ten consecutive trading dates.

     As a result of the automatic conversion of the Preferred Stock in January, an additional 25,000 options exercisable at $2.00 vested. These options were issued by the Company during 1998 to obtain an investor relations services contract. In connection with this service contract, in March 1999, an additional 15,000 options exercisable at $2.00 vested as a result of continued representation beyond the initial six month contract term.

     Finally, in March 1999, the Company shipped prototypes of the Personal Lasette to Chronimed. On delivery Chronimed will make an additional $150,000 equity investment in the Company, which will represent the second of three equity investments that Chronimed could make in the Company as part of the exclusive distribution agreement entered into by the companies in August 1998.

(12) Operating segments

     The Company has two operating segments: scientific research instruments and laser-based medical devices. The scientific research instruments segment produces research instruments for sale to universities, research institutes, and distributors. The laser-based medical devices segment produces medical devices for sale to fertility clinics and to distributors.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations prior to the consideration of unallocated corporate general and administration costs. The Company does not have intersegment sales or transfers.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technologies and marketing strategies.

                                          December 31, 1998
                          ------------------------------------------------
                          Scientific Laser-Based
                           Research     Medical
                          Instruments    Devices    Corporate         Total
                          ---------- -----------   ---------- ------------

Revenues from customers   $ 895,993     353,710            -     1,249,703
Research and development
  grants                    179,298           -            -       179,298
Profit (loss) from opera-
  tions                     226,921  (1,311,430)    (783,291)   (1,867,800)
Segment assets              465,564     307,258    1,804,230     2,583,052




                                          December 31, 1997
                          ------------------------------------------------
                          Scientific Laser-Based
                           Research     Medical
                          Instruments    Devices    Corporate         Total
                          ---------- -----------   ---------- ------------

Revenues from customers     879,490           -            -       879,490
Research and development
  grants                    158,233           -            -       158,233
Loss from operations       (124,376) (1,713,075)    (678,522)   (2,515,973)
Segment assets              223,856           -    1,755,991     1,979,847


     Segment assets for scientific research instruments and laser-based medical devices represent accounts receivable and inventory. The remaining assets are not allocated among the segments, as there is no practical method to allocate those assets between the segments.

     The Company has no foreign operations. However, total export sales, primarily to Germany, Asia, Australia, and Canada were $490, 892 and $410,483 for the years ended December 31, 1998 and 1997, respectively. Export sales are attributed to the country where the product is shipped. Sales revenue to individual customers, each of which accounted for 10 percent or more of total sales, are as follows for the years ended December 31:

                                         1998       1997
                                      ---------   ---------

          Customer A, a related party        -    112,000
          Customer B                         -    114,623
          Customer C                         -    125,941
          Customer D                         -     93,100
          Customer E, a related party  234,800          -
          Customer F                   195,518          -


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Registrant:                   CELL ROBOTICS INTERNATIONAL, INC.


     Dated:  April 8, 1999         By:  /s/ Ronald K. Lohrding
                                        -----------------------------------
                                        Ronald K. Lohrding, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Dated:  April 8, 1999         /s/ Ronald K. Lohrding
                                   ----------------------------------------
                                   Ronald K. Lohrding, Chairman of the Board,
                                   President, and Chief Executive Officer


     Dated:  April 8, 1999         /s/ Jean Scharf
                                   ----------------------------------------
                                   Jean Scharf, Chief Financial Officer, Chief
                                   Accounting Officer and Controller


     Dated:  April 8, 1999         /s/ Craig T. Rogers
                                   ----------------------------------------
                                   Craig T. Rogers, Director


     Dated:  April 8, 1999         /s/ Mark Waller
                                   ----------------------------------------
                                   Mark Waller, Director


     Dated:  April 8, 1999         /s/ Raymond Radosevich
                                   ----------------------------------------
                                   Raymond Radosevich, Director


     Dated:  April 8, 1999         /s/ Debra Bryant
                                   ----------------------------------------
                                   Debra Bryant, Director