Form 10QSB
period 1999-03-31
CELL ROBOTICS INTERNATIONAL INC
filed 1999-05-14
CIK 845291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

                                      OR

     [    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from ______ to ______

                   Commission file number:      0-27840


                      CELL ROBOTICS INTERNATIONAL, INC.
                  -------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

          Colorado                                          84-1153295
-------------------------------                        --------------------
     (State or other jurisdiction                      I.R.S. Employer
     of incorporation or organization)            Identification number

       2715 Broadbent Parkway N.E., Albuquerque, New Mexico        87107
    ----------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code:  (505) 343-1131


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

As of March 31, 1999, 7,784,591 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [X]

                                     INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Consolidated Balance Sheet at March 31, 1999 (unaudited) and December 31, 1998 (audited)

          Consolidated Statement of Operations for the Three Months ended March 31, 1999 and March 31, 1998 (unaudited)

          Consolidated Statement of Cash Flows for the Three months ended March 31, 1999 and March 31, 1998 (unaudited)

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

ITEM 1.   FINANCIAL STATEMENTS

     The interim unaudited consolidated financial statements contained in this report have been prepared by Cell Robotics International, Inc. ("Cell" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosure made in the Company's last annual report on Form 10-KSB have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

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

                       CELL ROBOTICS INTERNATIONAL, INC.
                          Consolidated Balance Sheets

                                                   As of          As of
                                                  3-31-99       12-31-98
                                               ------------   ------------
                                                (UNAUDITED)

      Assets
Current assets:
 Cash and cash equivalents                     $    732,633   $  1,375,575
 Accounts receivable, net of allowance for
   doubtful accounts of $1,841 in 1999 and
   1998                                             357,609        246,573
 Inventory                                          574,038        526,249
 Other                                              147,567        123,271
                                               ------------   ------------
   Total current assets                           1,811,847      2,271,668
 Property and equipment, net                        404,593        272,894
Other assets, net                                    26,662         38,490
                                               ------------   ------------

      Total assets                             $  2,243,102   $  2,583,052
                                               ============   ============

      Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                              $    382,964   $    327,686
 Payroll related liabilities                        112,066        144,188
 Royalties payable                                   46,660         33,510
 Other current liabilities                            3,143         27,945
                                               ------------   ------------
      Total current liabilities                     544,833        533,329
                                               ------------   ------------
Stockholders' equity:
 Preferred stock, $.04 par value. Authorized
   2,500,000 shares, no shares and 465,533
   shares issued and outstanding at March 31,
   1999 and December 31, 1998, respectively               0         18,622
 Common stock, $.004 par value.  Authorized
   12,500,000 shares, 7,784,591 and 5,739,248
   shares issued and outstanding at March 31,
   1999 and December 31, 1998, respectively          31,138         22,957
 Additional paid-in capital                      18,512,369     17,916,565
 Accumulated deficit                            (16,845,238)   (15,908,421)
                                               ------------   ------------
      Total stockholders' equity                  1,698,269      2,049,723
                                               ------------   ------------
                                               $  2,243,102   $  2,583,052
                                               ============   ============

          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Operations


                                                       UNAUDITED
                                                  Three Months Ended
                                               March 31, 1999 March 31, 1998
                                               ------------   ------------

Product sales                                  $    497,009   $    414,275
Research and development grants                      19,147         41,819
                                               ------------   ------------
   Total revenues                                   516,156        456,094
                                               ------------   ------------
Product cost of goods sold                         (337,900)      (222,439)
SBIR direct expenses                                (19,147)      (41,819)0
                                               ------------   ------------
   Total cost of goods sold                        (357,047)      (264,258)
                                               ------------   ------------
Gross profit                                        159,109        191,836
                                               ------------   ------------
Operating expenses:
 General and administrative                         334,290        209,081
 Marketing & Sales                                  136,402        153,896
 Research and development                           121,032        142,430
                                               ------------   ------------
   Total operating expenses                         591,724        505,407
                                               ------------   ------------
Loss from operations                               (432,615)      (313,571)
                                               ------------   ------------
Other income (deductions):
 Interest income                                     10,395         18,927
 Interest expense                                       (49)           (68)
                                               ------------   ------------
   Total other income                                10,346         18,859
                                               ------------   ------------
   Net loss                                        (422,269)      (294,712)
                                               ------------   ------------
Preferred stock dividends                          (514,548)            (0)
                                               ------------   ------------
   Net loss applicable to common shareholders  $   (936,817)      (294,712)
                                               ============   ============
Weighted average common shares
 outstanding, basic and diluted                   6,681,998      5,125,414
                                               ============   ============
Net loss applicable to common shareholders
 per common share, basic and diluted           $      (0.14)  $      (0.06)
                                               ============   ============

          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Cash Flows

                                                          UNAUDITED
                                                     Three Months Ended
                                               March 31, 1999 March 31, 1998
                                               ------------   ------------

Cash flows from operating activities:
 Net loss                                      $   (422,269)  $   (294,712)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation and amortization                       28,163         31,767
 Amortization of options issued for services          7,279         46,621
 Options issued for services                         70,815              0
 Increase in accounts receivable                   (111,036)      (253,930)
 Decrease (increase) in inventory                   (47,789)        51,020
 Increase in other current assets                   (31,575)       (33,815)
 Increase (decrease) in current liabilities          11,504       (126,031)
                                               ------------   ------------
 Net cash used in operating activities             (494,908)      (579,062)
                                               ------------   ------------
Cash flows from investing activities:
 Purchase of fixed assets                          (148,034)        (6,678)
                                               ------------   ------------
 Net cash used by investing activities             (148,034)        (6,678)
                                               ------------   ------------
Cash flows from financing activities:
 Proceeds from sale of units, net of offering
   costs                                                  0      3,054,068
 Repayment of short term loan                             0       (500,000)
                                               ------------   ------------
 Net cash provided by financing activities                0      2,554,068
                                               ------------   ------------
Net increase (decrease) in cash and cash
 equivalents:                                      (642,942)     1,968,328
 Cash and cash equivalents:
   Beginning of period                            1,375,575        623,572
                                               ------------   ------------
End of period                                  $    732,633   $  2,591,900
                                               ============   ============
Supplemental information:
 Exchange of Units for common stock --
   increase to accumulated deficit             $          0   $    237,500
 Issuance of preferred dividend                $    514,548   $          0
                                               ============   ============

          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
             Notes to Unaudited Consolidated Financial Statements
                                March 31, 1999

1.   Presentation of Unaudited Consolidated Financial Statements

     These unaudited consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes otherwise necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. However, the information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

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

     In February 1998, the Company allowed a principal shareholder who acquired 200,000 shares of Common Stock in August 1997 for $600,000 to exchange such shares for 78,788 Units. In connection therewith, a charge to accumulated deficit of $237,500 was recognized.

     In September 1998, the Company sold 200,000 shares of Common Stock for $300,000 to Chronimed, Inc. This investment was made as part of the exclusive distribution agreement entered into by the companies in August 1998. In March 1999, the Company shipped prototypes of the Personal Lasette to Chronimed. As part of the exclusive distribution agreement, Chronimed is obligated to make an additional $150,000 investment in the Company upon acceptance of the prototypes. An additional equity investment of $150,000 could be made based on the Company meeting certain future conditions.

     In January 1999, the Company's Preferred Stock automatically converted into shares of Common Stock, when the sum of closing bid prices of the Preferred Stock and two Warrants was at least $12.375 for ten consecutive days. Due to the automatic conversion, a final dividend in the form of 183,211 shares of the Company's Common Stock was accrued and subsequently paid with the issuance of shares of Common Stock for all preferred shareholders of record on February 2, 1999.

3.   Earnings Per Share

     Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the quarter, is the same as basic loss per share for the quarters ended March 31, 1999 and 1998, as all potentially dilutive securities were anti-dilutive.

     Options to purchase 1,631,820 and 1,270,905 shares of common stock were outstanding at March 31, 1999 and 1998, respectively. Warrants to purchase 1,662,576 and 345,000 shares of common stock were outstanding at March 31, 1999 and 1998. These were not included in the computation of diluted earnings per share as the exercise of the options would have been anti-dilutive because of the net losses incurred in the quarters ended March 31, 1999 and 1998.

4.   Operating segments

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

5.   Capital Resources

     Although the Company has begun manufacturing and marketing its laser-based medical devices and continues to market its scientific instrument line, it does not anticipate achieving profitable operation until the fourth quarter of fiscal 1999. As a result, the Company's working capital surplus is expected to erode over the next twelve months. Nevertheless, the Company expects that its present working capital, increased product sales, the two remaining equity investments per the Chronimed stock purchase agreement, and a supplemental equity or line of credit financing will be sufficient to meet the Company's operational obligations through fiscal 1999.

Operating Segments

                                    March 31, 1999
                                    --------------
                       Scientific   Laser-Based
                        Research      Medical
                       Instruments      Devices    Corporate      Total
                      ------------  ----------- -----------  ----------

Revenues from customers $  208,624  $  288,385  $         -  $ 497,009
Research and development
  grants                    19,147           -            -     19,147
Profit (loss) from
  operations                61,377    (163,306)    (330,686)  (432,615)


                                    March 31, 1998
                                    --------------

                       Scientific   Laser-Based
                        Research      Medical
                       Instruments      Devices    Corporate      Total
                      ------------  ----------- -----------  ----------

Revenues from customers $  340,751  $   73,524  $         -    414,703
Research and development
  grants                    41,819           -            -     41,819
Profit (loss) from
  operations                93,775    (213,470)    (193,875)  (313,571)



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CELL ROBOTICS INTERNATIONAL, INC.

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Liquidity and Capital Resources -- March 31, 1999 compared to December 31, 1998

     In February, 1998, the Company sold 460,000 Units (including the Underwriter's "Over-Allotment Option", which consisted of 60,000 Units), each Unit consisting of one share of Series A Convertible Preferred Stock (the "Preferred Stock"), convertible into four common shares, and two common stock purchase warrants each exercisable to acquire one share of common stock at an exercise price of $2.40 per share (the "Warrants"), in a registered offering to the public . Each Unit was sold at a price to the public of $8.25 resulting in gross proceeds of $3,795,000. The Unit Price of $8.25 per Unit was based on the public trading price of the four shares of Common Stock issuable upon conversion of the Preferred Stock, which, on the effective date of the Registration Statement, was $1.938 per share, or $7.75, with each Warrant being valued at $0.25 per Warrant, resulting in the Unit price of $8.25. The value of each Warrant was determined by the underwriter and was based on the difference between the public trading price of four shares of Common Stock on the Friday preceding the effective date of the Registration Statement, which was $7.75, resulting in a Warrant value of $0.25 each. After consideration of the Underwriter's commission and discount and other offering costs, net proceeds to the Company were approximately $3.0 million. See Note 2 of the Notes to Unaudited Consolidated Financial Statements.

     On July 30, 1998, the Company signed an agreement with Chronimed, Inc. ("the Chronimed Agreement") for worldwide distribution of its Lasette laser finger perforator for the blood sampling for glucose testing market. The Chronimed Agreement includes a two-year, multi-million dollar minimum purchase commitment by Chronimed, pursuant to which Chronimed must purchase a minimum of 1,500 first generation Lasette devices ("Lasette I") during year one, and a minimum of 5,000 second generation Lasette devices ("Lasette II" more fully defined below) during year two, subject to certain adjustments. The Chronimed Agreement also requires Chronimed to make a capital investment in the Company consisting of a staged purchase of $600,000 of the Company's common stock, contingent upon achievement of certain milestones related to the development, by the Company, of the Lasette II device. Chronimed's capital investment will be used for the development of the second generation Personal Lasette , a smaller Lasette designed to meet the needs of the home blood sampling for glucose testing market. The worldwide diabetic market is very large and continues to grow, but there can be no assurance the Lasette product will achieve market acceptance.

     In accordance with the terms and conditions of the Chronimed Agreement, Chronimed made its first equity investment in the Company on September 11, 1998. The $300,000 investment was made in the form of a stock purchase of 200,000 shares of the Company's common stock. In March 1999, the Company shipped prototypes of the Personal Lasette to Chronimed. As part of the exclusive distribution agreement, Chronimed is obligated to make an additional $150,000 investment in the Company upon acceptance of the prototypes. The final equity investment of $150,000 could be made based on the Company meeting certain future conditions set forth in the Chronimed Agreement.

     The Company's current ratio at December 31, 1998, was 4.3:1, compared to a current ratio of 3.3:1 on March 31, 1999. This decrease in liquidity is primarily due to the use of capital raised from the Offering and Chronimed, Inc. stock issuance to fund the Company's ongoing operating expenses. Total assets decreased from $2,583,052 at December 31, 1998 to $2,243,102 at March 31, 1999, an decrease of $339,950, or 13.2%.

     The decrease in the Company's current assets of $459,821, or 20.2%, was driven by the use of cash to fund the Company's operating expenses. As a result, cash and cash equivalents decreased $642,942, or 46.7%. Due to increased sales during the three month period ended March 31, 1999, product inventories were increased $47,789, or 9.1%, in preparation of future product deliveries. Other current assets also increased from $123,271 to $147,567 an increase of 19.7%, due primarily to vendor required deposits for specialized inventory.

     Property and equipment, net, increased $131,699, or 48.3%, due primarily to deposits for and purchase of product tooling and molding, while other assets decreased from $38,490 to $26,662, a decrease of $11,828 or 30.7%.

     During the three month period ended March 31, 1999, the Company's total liabilities increased from $533,329 to $544,833, or 2.2%. This increase was primarily due to vendor and royalty expenses. The Company did not have any long term liabilities at March 31, 1999.

     The Company's working capital decreased from $1,738,339 at December 31, 1998 to $1,267,014 at March 31, 1999, a decrease of $471,325, due primarily to the use of cash for continued operating expenses.

     Cash used in operations for the three month periods ended March 31, 1999 and March 31, 1998 was $494,909 and $579,062, respectively. The primary reason for the decrease in cash used in operations during this period, as compared to the prior period, was an improvement in sales and accounts receivable collection, offset by a slight increase in operating expenses and inventory.

     The Company expects that cash used in operating activities will continue at the current level through the remainder of 1999. The timing of the Company's future capital requirements, however, cannot accurately be predicted. The Company's capital requirements depend upon numerous factors, including, most notably, the market acceptance of its new laser-based medical devices. If capital requirements vary materially from those currently planned, the Company may require additional financing, including, but not limited to, the sale of equity or debt securities. The Company is currently reviewing a proposed term sheet for additional equity financing; however, there can be no assurance that this commitment can be obtained. Any additional equity financing may be dilutive to the Company's existing stockholders and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. The Company is currently in discussion with a local financial institution regarding a commercial line of credit. At this time, the Company does not have available other sources of capital to satisfy its cash requirements until revenues from operations can be realized through future product sales. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations, which could have a material adverse effect upon the Company's business, financial condition and results of operation. The Company anticipates that its current working capital, increased product sales, the two remaining equity investments per the Chronimed Agreement and a supplemental equity, line of credit or a small debt financing will be sufficient to meet the Company's operational obligations through fiscal 1999.

     Other than the foregoing, management knows of no other trend, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the liquidity and capital resources of the Company.


Results of Operations - Three months ended March 31, 1999 compared to the three months ended March 31, 1998

     The Company's total revenue increased $60,062, or 13.2% to $516,156 from $456,094 for the three month periods ended March 31, 1999 and 1998, respectively. Revenues from the sale of products during the three months ended March 31, 1999, were $497,009, as compared to $414,275 during the comparable period in 1998. This represents an increase in sales of 20.0%. However, gross margin realized on product sales during this period declined from 46.3% in 1998, to 32.0% during 1999.

     The Company also recognized $19,147 of revenue from "Small Business Innovative Research" (SBIR) grants during the three months ended March 31, 1999. These SBIR grants have been issued by the National Institutes of Health
(NIH), an agency of the U.S. Department of Health and Human Services. The highly competitive grants provide financial assistance for approved tasks of high-risk research that can lead to future products for small businesses. Normally, awards do not exceed $750,000 for a period ordinarily not to exceed two years. The Company's current Phase II grant is scheduled to expire on September 30, 1999. Additional Phase II grant applications will be submitted to continue research efforts initiated under previously awarded Phase I grants.

     The Company's loss from operations incurred during the three months ended March 31, 1999, was $432,615, as compared to an operating loss of $313,571 incurred during the same period in 1998. Total operating expenses increased $86,317, or 17.1%, from $505,407 to $591,724. Research and development type expenses decreased $21,398 or 15.0%. General and administrative expenses increased $125,210, or 59.9%, reflecting an increase in legal, accounting, investor relations and insurance fees. Marketing and sales expenses decreased 11.4%, or $17,494, primarily due to a negotiated distribution agreements which has decreased out-of-pocket expenses associated with international travel and advertising.

     During the three months ended March 31, 1999 other income and expenses decreased from a $18,859 net contribution to income during the period in 1998, to a $10,346 net contribution to income during the period in 1999.

     As a result of the foregoing, the Company's net loss for the three months ended March 31, 1999 was $422,269, as compared to a net loss of $294,712 incurred during the comparable period of 1998. Based on the foregoing, and after including the payment of preferred stock dividends of $514,548, net loss applicable to the common shareholders was $936,817 for the three months ended March 31, 1999. During the comparable period in 1998, there were no preferred stock dividends to increase the net loss applicable to common shareholders. On a per share basis, this amounts to a $0.14 loss per weighted average outstanding share during the first three months of 1999, compared to a $0.06 loss per weighted average outstanding share during the first three months of 1998. See Note 2 of Notes to Unaudited Consolidated Financial Statements for a discussion of conversion of Preferred Stock in the first quarter of 1999.

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

     The Company's network and network operating system has been replaced. The e-mail system and accounting and manufacturing software has been installed and implementation has begun. The Company's voice mail system is scheduled to be replaced during the fourth quarter of 1999. All other relevant programs, including Microsoft Windows95(-Registered Mark-) operating system, are scheduled for upgrade by the end of June 1999.

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

     As part of the Company's Year 2000 Project, the Company has also contacted its significant suppliers, product distributors, and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. To date, approximately seventy two percent (72%) of the suppliers contacted have responded, and of those responding, fifty four percent (54%) have indicated that they have remediated their Year 2000 compliance issues. Of the distributors and large customers contacted, approximately thirty three percent (33%) have responded and of those, eighty percent (80%) have indicated they are Year 2000 compliant. The Company will continue to contact its significant suppliers, product distributors, and large customers as part of its Year 2000 Project. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

     THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. Expenditures in 1997 for the Year 2000 Project amounted to less than $7,500. Expenditures in 1998 were approximately $16,000. In 1999 the Company has spent approximately $2,000 for the Year 2000 Project. Management expects that completion of its Year 2000 Project may result in additional expenditures of approximately $23,000.

     THE RISKS ASSOCIATED WITH THE COMPANY'S YEAR 2000 ISSUES. The Company's failure to resolve Year 2000 Issues on or before December 31, 1999 could result in system failures or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in similar normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of parts and materials, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 Project will adequately address the Company's internal Year 2000 issues, until the Company receives responses from a more significant number of the Company's suppliers, product distributors, and customers, the overall risks associated with the Year 2000 Issue remain difficult to accurately describe and quantify, and there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Company and its operations.

     THE COMPANY'S CONTINGENCY PLAN. The Company has not, to date, developed and implemented a Year 2000 contingency plan. It is the Company's goal to have the major Year 2000 Issues resolved by the end of the second quarter of fiscal 1999. As part of the Company's Year 2000 Project, the Company plans to retain the services of an outside consultant to verify and validate the Company's Year 2000 compliance. Final Year 2000 verification and validation is scheduled to occur by the end of September 1999. The Company will develop and implement a contingency plan at that time should it appear the Company's Year 2000 Project has not been satisfactorily completed and/or successful.

PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     As disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, in October 1997, Transmedica, Inc. (formerly "Venisect") commenced a patent infringement action (the "Venisect Litigation") in which it claimed the Lasette(-TM-) infringed the United States patent underlying Transmedica's competitive skin perforator. In March, 1998, the United States District Court for the Eastern District of Arkansas (the "Court") subsequently dismissed the Venisect Litigation, without prejudice, due to lack of personal jurisdiction and improper venue. This ruling was appealed by Transmedica in the United States Court of Appeals for the Federal Circuit in Washington, D.C. However, on December 1, 1998, Transmedica withdrew their appeal. The Court's ruling and Transmedica's withdrawal of their appeal of this ruling does not prevent Transmedica from re-filing in a proper jurisdiction at a later date. The Company has investigated the Transmedica patent with its advisors, and believes that no basis for any infringement claim exists. Accordingly, while there can be no assurance regarding any future litigation, the Company does not believe that any future Transmedica litigation will have a material adverse effect upon the Company's business, results of operations or financial condition.

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

                                   CELL ROBOTICS INTERNATIONAL, INC.



Dated:    May 14, 1999             By:  /s/ Ronald K. Lohrding
          --------------                -------------------------------
                                        Ronald K. Lohrding, President & CEO



Dated:    May 14, 1999             By:  /s/ Jean M. Scharf
          --------------                -------------------------------
                                        Jean M. Scharf, Chief Financial
                                        Officer