Form 10QSB
period 1999-06-30
CELL ROBOTICS INTERNATIONAL INC
filed 1999-08-13
CIK 845291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

                                      OR

         [     ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
           For the transition period from ___________ to __________

                        Commission file number: 0-27840


                       CELL ROBOTICS INTERNATIONAL, INC.
                       ---------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)

          Colorado                                     84-1153295
--------------------------                   -------------------------
(State or other jurisdiction                       I.R.S. Employer
of incorporation or organization)               Identification number

         2715 Broadbent Parkway N.E., Albuquerque, New Mexico    87107
         -------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code:  (505) 343-1131

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes [ x ] No
[ ]

As of June 30, 1999, 7,884,591 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes [    ]
No [ X ]

                                     INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998 (audited)

          Consolidated Statements of Operations for the Three Months ended June 30, 1999 and June 30, 1998 (unaudited)

          Consolidated Statements of Operations for the Six Months ended June 30, 1999 and June 30, 1998 (unaudited)

          Consolidated Statements of Cash Flows for the Six Months ended June 30, 1999 and June 30, 1998 (unaudited)

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

                       CELL ROBOTICS INTERNATIONAL, INC.
                          Consolidated Balance Sheets

                                                   As of         As of
                                                  6-30-99      12-31-98
                                                (UNAUDITED)
                                               ------------  ------------

       Assets
Current assets:
  Cash and cash equivalents                    $   671,730   $1,375,575
  Accounts receivable, net of allowance for
     doubtful accounts of $1,841 in 1999 and
     1998                                          360,574      246,573
  Inventory                                        603,969      526,249
  Other                                             99,812      123,271
                                               ------------  ------------
       Total current assets                      1,736,085    2,271,668
Property and equipment, net                        432,299      272,894
Other assets, net                                   31,354       38,490
                                               ------------  ------------
       Total assets                            $ 2,199,738   $2,583,052
                                               ============  ============
       Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                             $   474,572   $  327,686
  Payroll related liabilities                      147,496      144,188
  Royalties payable                                 67,431       33,510
  Other current liabilities                         91,177       27,945
                                               ------------  ------------
       Total current liabilities                   780,676      533,329
                                               ------------  ------------
Stockholders' equity:
  Preferred stock, $.04 par value. Authorized
     2,500,000 shares, zero shares and 465,533
     shares issued and outstanding at June 30,
     1999 and December 31, 1998, respectively            0       18,622
  Common stock, $.004 par value.  Authorized
     12,500,000 shares, 7,884,591 and 5,739,248
     shares issued and outstanding at June 30,
     1999 and December 31, 1998, respectively       31,538       22,957
Additional paid-in capital                      18,662,701   17,916,565
Accumulated deficit                            (17,275,177) (15,908,421)
                                               ------------  ------------
       Total stockholders' equity                1,419,062    2,049,723
                                               ------------  ------------
                                               $ 2,199,738   $2,583,052
                                               ============  ============

          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Operations

                                                        UNAUDITED
                                                    Three Months Ended
                                               -------------------------
                                               June 30, 1999 June 30, 1998
                                               ------------  -----------

Product sales                                  $   568,540   $  244,375
Research and development grants                     32,084       83,243
     Total revenues                                600,624      327,618
                                               ------------  -----------
Product cost of goods sold                        (417,388)    (160,093)
SBIR direct expenses                               (32,084)     (83,243)
                                               ------------  -----------
     Total cost of goods sold                     (449,472)    (243,336)
                                               ------------  -----------
Gross profit                                       151,152       84,282
                                               ------------  -----------
Operating expenses:
  General and administrative                       217,376      216,951
  Marketing & Sales                                234,938      201,090
  Research and development                         132,616      219,748
                                               ------------  -----------
     Total operating expenses                      584,930      637,789
                                               ------------  -----------
Loss from operations                              (433,778)    (553,507)
                                               ------------  -----------
Other income (deductions):
  Interest income                                    4,662       26,889
Interest expense                                       (91)        (340)
                                               ------------  -----------
     Total other income                              4,571       26,549
                                               ------------  -----------
     Net loss                                     (429,207)    (526,958)
Preferred stock dividends                               (0)          (0)
                                               ------------  -----------
     Net loss applicable to common shareholders  $(429,207)   $(526,958)
                                               ============  ===========
Weighted average common shares
outstanding, basic and diluted                   7,803,264    5,089,147
                                               ============  ===========
Net loss applicable to common shareholders
  per common share, basic and diluted          $     (0.06)  $    (0.10)
                                               ============  ===========

          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Operations


                                                        UNAUDITED
                                                    Six Months Ended
                                               --------------------------
                                               June 30, 1999 June 30, 1998
                                               ------------  ------------


Product sales                                  $ 1,065,549   $  658,650
Research and development grants                     51,231      125,062
                                               ------------  -----------
  Total revenues                                 1,116,780      783,712
                                               ------------  -----------
Product cost of goods sold                        (755,289)    (382,532)
SBIR direct expenses                               (51,231)    (125,062)
                                               ------------  -----------
  Total cost of goods sold                        (806,520)    (507,594)
                                               ------------  -----------
Gross profit                                       310,260      276,118
                                               ------------  -----------
Operating expenses:
  General and administrative                       551,665      429,606
Marketing & Sales                                  371,340      358,078
Research and development                           253,648      355,512
                                               ------------  -----------
  Total operating expenses                       1,176,653    1,143,196
                                               ------------  -----------
Loss from operations                              (866,393)    (867,078)
                                               ------------  -----------
Other income (deductions):
  Interest income                                   15,057       45,816
  Interest expense                                    (140)        (408)
                                               ------------  -----------
  Total other income                                14,917       45,408
                                               ------------  -----------
     Net loss                                     (851,476)    (821,670)
                                               ------------  -----------
Preferred stock dividends                         (515,280)          (0)
     Net loss applicable to common shareholders$(1,366,756)   $(821,670)
                                               ============  ===========
Weighted average common shares
  outstanding, basic and diluted                 7,245,733    5,192,434
                                               ============  ===========
Net loss applicable to common shareholders
  per common share, basic and diluted          $     (0.19)  $    (0.16)
                                               ============  ===========

          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Cash Flows


                                                        UNAUDITED
                                                    Six Months Ended
                                               --------------------------
                                               June 30, 1999 June 30, 1998
                                               ------------  ------------

Cash flows from operating activities:
  Net loss                                     $  (851,476)  $ (821,670)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization                  41,275       62,866
     Amortization of options issued for
       services                                      7,279       31,081
     Options issued for services                    70,815            0
     Increase in accounts receivable              (114,001)    (119,430)
     Decrease (increase) in inventory              (77,720)      24,767
     Decrease (increase) in other current
       assets                                       16,180      (31,562)
     Increase (decrease) in current liabilities              247,347
(190,727)
                                               ------------  ------------
     Net cash used in operating activities        (660,301)  (1,044,675)
                                               ------------  ------------
Cash flows from investing activities:
  Purchase of fixed assets                        (193,544)     (35,653)
                                               ------------  ------------
  Net cash used in investing activities           (193,544)     (35,653)
                                               ------------  ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock           150,000            0
  Proceeds from sale of units, net of
     offering costs                                      0    3,052,504
  Repayment of short term loan                           0     (500,000)
                                               ------------  ------------
  Net cash provided by financing activities        150,000    2,552,504
                                               ------------  ------------
Net increase (decrease) in cash and cash
  equivalents:                                    (703,845)   1,472,176
  Cash and cash equivalents:
  Beginning of period                            1,375,575      623,572

  End of period                                $   671,730   $2,095,748
                                               ============  ===========
Supplemental information:
  Exchange of Units for common stock --
     increase to accumulated deficit                     0      237,500
  Options issued for services to be rendered             0       46,621
  Issuance of preferred dividend               $   515,280   $        0
                                               ============  ===========

          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
             Notes to Unaudited Consolidated Financial Statements
                                 June 30, 1999

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

2.   Issuance of Equity Securities
     -----------------------------

     In February 1998, the Company sold 460,000 Units (including the Underwriter's "Over-Allotment Option, which consisted of 60,000 Units) in a registered offering to the public. Each Unit consisted of one share of Series A Convertible Preferred Stock (the "Preferred Stock"), convertible into four common shares, and two common stock purchase warrants each exercisable to acquire one share of common stock at an exercise price of $2.40 per share (the "Warrants"). Each Unit was sold at a price to the public of $8.25 resulting in gross proceeds of $3,795,000. The Unit Price of $8.25 per Unit was based on the public trading price of the four shares of Common Stock issuable upon conversion of the Preferred Stock, which, on the effective date of the Registration Statement, was $1.938 per share, or $7.75, with each Warrant being valued at $0.25 per Warrant, resulting in the Unit price of $8.25. The value of each Warrant was determined by the underwriter and was based on the difference between the public trading price of four shares of Common Stock on the Friday preceding the effective date of the Registration Statement, which was $7.75, resulting in a Warrant value of $0.25 each. After consideration of the Underwriter's commission and discount and other offering costs, net proceeds to the Company were approximately $3.0 million.

     Each Warrant entitles the holder thereof to purchase at any time prior to February 2003, one share of Common Stock at a price of $2.40 per share. The Warrants may be redeemed by the Company for a redemption price of $0.25 per Warrant under certain conditions.

     In February 1998, the Company allowed a principal shareholder who acquired 200,000 shares of Common Stock in August 1997 for $600,000 to exchange these shares for 78,788 Units. In connection therewith, a charge to accumulated deficit of $237,500 was recognized.

     In September 1998, the Company sold 200,000 shares of Common Stock for $300,000 to Chronimed, Inc. This investment was made as part of the exclusive distribution agreement entered into by the companies and Chronimed in August 1998 (the "Chronimed Agreement"). In March 1999, the Company shipped prototypes of the Personal Lasette to Chronimed. Pursuant to the terms of the Chronimed Agreement, Chronimed was obligated to make an additional $150,000 investment in the Company upon acceptance of the prototypes. This transaction was completed on June 14, 1999. The final equity investment of $150,000 could be made based on the Company meeting certain future conditions.

     In January 1999, the Company's Preferred Stock automatically converted into shares of Common Stock, when the sum of closing bid prices of the Preferred Stock and two Warrants was at least $12.375 for ten consecutive days. Due to the automatic conversion, a final dividend in the form of 183,211 shares of the Company's Common Stock was accrued and subsequently paid with the issuance of shares of Common Stock to all preferred shareholders of record on February 2, 1999.

     In July 1999, the Company completed a private placement with four investors. The Company sold 9.5 units, each unit consisting of 35,000 shares of common stock and 7,500 common stock purchase warrants each exercisable to acquire one share of common stock at an exercise price of $2.40 per share. Each unit was sold at a price of $50,000, resulting in gross proceeds of $475,000. After consideration of the offering costs, net proceeds to the Company were approximately $460,000.

3.   Earnings Per Share
     ------------------

     Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the quarter. Diluted loss per share, is the same as basic loss per share for the periods ended June 30, 1999 and 1998, as all potentially dilutive securities were anti-dilutive.

     Options to purchase 1,270,320 and 1,172,820 shares of common stock were outstanding at June 30, 1999 and 1998, respectively. Warrants to purchase 1,762,576 shares of common stock were outstanding at both June 30, 1999 and 1998. These were not included in the computation of diluted earnings per share as the exercise of the options would have been anti-dilutive because of the net losses incurred in the periods ended June 30, 1999 and 1998.

4.   Operating segments
     ------------------

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

                                   Six Months Ended June 30, 1999
                         ------------------------------------------------
                         Scientific   Laser-Based
                          Research       Medical
                         Instruments     Devices     Corporate        Total
                         -----------   -----------  ----------- ----------

Revenues from customers    $556,244       509,305           -    1,065,549
Research and development
  grants                     51,231             -           -       51,231
Profit (loss) from
  operations                 86,764      (411,490)   (541,667)    (866,393)


                                   Six Months Ended June 30, 1998
                         ------------------------------------------------
                         Scientific   Laser-Based
                          Research       Medical
                         Instruments     Devices     Corporate        Total
                         -----------   -----------  ----------- ----------

Revenues from customers    $578,726        79,924           -      658,650
Research and development
  grants                    125,062             -           -      125,062
Profit (loss) from
  operations                 88,950      (547,456)   (408,572)    (867,078)



                                  Three Months Ended June 30, 1999
                         ------------------------------------------------
                          Scientific   Laser-Based
                          Research       Medical
                         Instruments     Devices     Corporate        Total
                         -----------   -----------  ----------- ----------

Revenues from customers    $347,620       220,920           -      568,540
Research and development
  grants                     32,084             -           -       32,084
Profit (loss) from
  operations                 34,295      (212,050)   (256,023)    (433,778)


                                  Three Months Ended June 30, 1998
                         ------------------------------------------------
                          Scientific   Laser-Based
                          Research       Medical
                         Instruments     Devices     Corporate        Total
                         -----------   -----------  ----------- ----------

Revenues from customers    $237,975         6,400           -      244,375
Research and development
  grants                     83,243             -           -       83,243
Profit (loss) from
  operations                 32,349      (383,205)   (202,651)    (553,507)


5.   Capital Resources
     -----------------
     Although the Company has begun manufacturing and marketing its laser-based medical devices and continues to see market growth in its scientific instrument line, it does not anticipate achieving profitable operation until some time in 2000. As a result, the Company's working capital surplus is expected to erode over the next twelve months. Nevertheless, the Company expects that its present working capital, potential increased future product sales, the remaining equity investment per the Chronimed Agreement, the July 1999 private placement, and a possible supplemental equity, line of credit or debt financing will be sufficient to meet the Company's operational obligations through fiscal 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CELL ROBOTICS INTERNATIONAL, INC.

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Liquidity and Capital Resources -- June 30, 1999 compared to December 31, 1998
------------------------------------------------------------------------

     In February 1998, the Company sold 460,000 Units (including the Underwriter's "Over-Allotment Option", which consisted of 60,000 Units), in a registered offering to the public (the "Offering"). Each Unit consisted of one share of Series A Convertible Preferred Stock (the "Preferred Stock"), convertible into four common shares, and two common stock purchase warrants each exercisable to acquire one share of common stock at an exercise price of $2.40 per share (the "Warrants"). Each Unit was sold at a price to the public of $8.25 resulting in gross proceeds of $3,795,000. The Unit Price of $8.25 per Unit was based on the public trading price of the four shares of Common Stock issuable upon conversion of the Preferred Stock, which, on the effective date of the Registration Statement, was $1.938 per share, or $7.75, with each Warrant being valued at $0.25 per Warrant, resulting in the Unit price of $8.25. The value of each Warrant was determined by the underwriter and was based on the difference between the public trading price of four shares of Common Stock on the Friday preceding the effective date of the Registration Statement, which was $7.75, resulting in a Warrant value of $0.25 each. After consideration of the Underwriter's commission and discount and other offering costs, net proceeds to the Company were approximately $3.0 million. See Note 2 of the Notes to Unaudited Consolidated Financial Statements.

     On July 30, 1998, the Company signed an agreement with Chronimed, Inc. ("the Chronimed Agreement") for worldwide distribution of its Lasette(- Registered Mark-) laser finger perforator for the blood sampling for glucose testing market. The Chronimed Agreement includes a two-year, multi-million dollar minimum purchase commitment by Chronimed, pursuant to which Chronimed must purchase a minimum of 1,500 first generation Lasette devices ("Lasette I") during year one, and a minimum of 5,000 second generation Lasette devices ("Lasette II" more fully described below) during year two, subject to certain adjustments. The Chronimed Agreement also requires Chronimed to make a capital investment in the Company consisting of a staged purchase of $600,000 of the Company's common stock, contingent upon achievement of certain milestones related to the development, by the Company, of the Lasette II device. Chronimed's capital investment will be used for the development of the Lasette II, a smaller Lasette designed to meet the needs of the home blood sampling for glucose testing market. The worldwide diabetic market is very large and continues to grow, but there can be no assurance the Lasette product will achieve market acceptance.

     In accordance with the terms and conditions of the Chronimed Agreement, Chronimed made its first equity investment in the Company on September 11, 1998. The $300,000 investment was made in the form of a stock purchase of 200,000 shares of the Company's common stock. In March 1999, the Company shipped prototypes of the Personal Lasette to Chronimed. As part of the exclusive distribution agreement, Chronimed was obligated to make an additional $150,000 investment in the Company upon acceptance of the prototypes. This transaction was completed on June 14, 1999. The final equity investment of $150,000 could be made based on the Company meeting certain future conditions set forth in the Chronimed Agreement.

     In July 1999, the Company completed a private placement with four investors. The Company sold 9.5 units, each unit consisting of 35,000 shares of common stock and 7,500 common stock purchase warrants each exercisable to acquire one share of common stock at an exercise price of $2.40 per share. Each unit was sold at a price of $50,000, resulting in gross proceeds of $475,000. After consideration of the offering costs, net proceeds to the Company were approximately $460,000.

     The Company's current ratio at December 31, 1998, was 4.3:1, compared to a current ratio of 2.2:1 on June 30, 1999. This decrease in liquidity is primarily due to the use of capital raised from the Offering and Chronimed, Inc. stock issuance to fund the Company's ongoing operating expenses. Total assets decreased from $2,583,052 at December 31, 1998 to $2,199,738 at June 30, 1999, a decrease of $383,314, or 14.8%.

     The decrease in the Company's current assets of $535,583, or 23.6%, was driven by the use of cash to fund the Company's operating expenses. As a result, cash and cash equivalents decreased $703,845, or 51.2%. Accounts receivable increased $114,101, or 46.2% as a result of increased sales during the quarter ended June 30, 1999. Due to increased sales during the six month period ended June 30, 1999, product inventories were increased $77,720, or 14.8%, in preparation of future product deliveries. Other current assets decreased from $123,271 to $99,812 a decrease of 19.0%, due primarily to previously recorded deposits being recorded as capitalized tooling and equipment.

     Property and equipment, net, increased $159,405, or 58.4%, due primarily to deposits for and purchase of product tooling and molding, while other assets decreased from $38,490 to $31,354, a decrease of $7,136 or 18.5%.

     During the six month period ended June 30, 1999, the Company's total liabilities increased from $533,329 to $780,676, or 46.4%. This increase was primarily due to accrued distributor commissions, and accounts and royalty payables. The Company did not have any long term liabilities at June 30, 1999.

     The Company's working capital decreased from $1,738,339 at December 31, 1998 to $955,409 at June 30, 1999, a decrease of $782,930, due primarily to the use of cash for continued operating expenses.

     The Company expects that cash used in operating activities will continue at the current level through the remainder of 1999. The timing of the Company's future capital requirements, however, cannot accurately be predicted. The Company's capital requirements depend upon numerous factors, including, most notably, the market acceptance of its new laser-based medical devices. If the market demand for the new medical products is either greater or less than currently expected, the Company may require additional capital. Additional financing may include, but is not limited to, the sale of equity or debt securities. In addition, the Company is currently in discussion with a financial institution regarding a commercial line of credit. Until revenues from operations can be realized through future product sales, the Company may not have other sources of capital available to satisfy its cash requirements. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations, which could have a material adverse effect upon the Company's business, financial condition and results of operation. The Company anticipates that its current working capital, potential increased future product sales, the final remaining equity investment per the Chronimed Agreement, the July 1999 private placement, and a supplemental equity line of credit or a debt financing will be sufficient to meet the Company's operational obligations through fiscal 1999.

     Other than the foregoing, management knows of no other trend, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the liquidity and capital resources of the Company.

Results of Operations - Three months ended June 30, 1999 compared to the three months ended June 30, 1998
------------------------------------------------------------------------

     The Company's total revenue increased $273,006, or 83.3% to $600,624 from $327,618 for the three month period ended June 30, 1999 and 1998, respectively. Revenues from the sale of products during the three months ended June 30, 1999, were $568,540, as compared to $244,375 during the comparable period in 1998. This represents an increase in product sales of 132.7%. However, gross margin realized on product sales during this period declined from 34.5% in 1998, to 26.6% during 1999. This reduction is due primarily to the fact that the Company's margin associated with the laser-based medical devices introduced into the Company's product mix is lower than the Company's margin on its scientific research instruments.

     The Company also recognized $32,084 of revenue from "Small Business Innovative Research" (SBIR) grants during the three months ended June 30, 1999. These SBIR grants have been issued by the National Institutes of Health
(NIH), an agency of the U.S. Department of Health and Human Services. The highly competitive grants provide financial assistance for approved tasks of high-risk research that can lead to future products for small businesses. The Company's current Phase II grant is scheduled to expire on September 30, 1999. Additional Phase II grant applications will be submitted to continue research efforts initiated under previously awarded Phase I grants.

     The Company's loss from operations incurred during the three months ended June 30, 1999, was $433,778, as compared to an operating loss of $553,507 incurred during the same period in 1998. Total operating expenses decreased $52,859, or 8.3%, from $637,789 to $584,930. Research and development expenses decreased $87,132 or 39.7% due primarily to new products moving through final design into manufacturing. General and administrative expenses slightly increased by 0.2%. Marketing and sales expenses increased 16.8%, or $33,848 due to increased promotion and travel expenses associated with the scientific research instrument segment.

     During the three months ended June 30, 1999 other income and expenses decreased from a $26,549 net contribution to income during the period in 1998, to a $4,571 net contribution to income during the period in 1999.

     As a result of the foregoing, the Company's net loss applicable to the common shareholders for the three months ended June 30, 1999 was $429,207, as compared to a net loss of $526,958 incurred during the comparable period of 1998. On a per share basis, this amounts to a $0.06 loss per weighted average outstanding share during the three month period ended June 30, 1999, compared to a $0.10 loss per weighted average outstanding share during the same period of 1998.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material impact on the Company's results of operations.

Results of Operations -- Six months ended June 30, 1999 compared to the six months ended June 30, 1998
--------------------------------------------------------------------------

     The Company's total revenue increased $333,068, or 42.5% to $1,116,780 from $783,712 for the six month periods ended June 30, 1999 and 1998, respectively. Revenues from the sale of products during the six months ended June 30, 1999 were $1,065,549, as compared to $658,650 during the comparable period in 1998. This represents an increase in sales of 61.8%. However, gross margin realized on product sales during this period declined from 41.9% in 1998, to 29.1% during 1999. This reduction is due primarily to an introductory low margin associated with the laser-based medical devices introduced into the Company's product mix.

     The Company also recognized $51,231 of revenue from "Small Business Innovative Research" (SBIR) grants during the six months ended June 30, 1999.


     The Company's loss from operations incurred during the six months ended June 30, 1999, was $866,393, as compared to an operating loss of $867,078 incurred during the same period in 1998. Total operating expenses increased $33,457, or 2.9%, from $1,143,196 to $1,176,653. Research and development expenses decreased $101,864 or 28.7% due primarily to new products moving through final design into manufacturing. General and administrative expenses increased $122,059, or 28.74%, reflecting an increase in legal, accounting, regulatory, investor relations and insurance fees. Marketing and sales expenses increased slightly by 3.7% or $13,262.

     During the six months ended June 30, 1999 other income and expenses decreased from a $45,408 net contribution to income during the period in 1998, to a $14,917 net contribution to income during the period in 1999.

     As a result of the foregoing, the Company's net loss for the six months ended June 30, 1999 was $851,476, as compared to a net loss of $821,670 incurred during the comparable period of 1998. Based on the foregoing, and after including the payment of preferred stock dividends of $515,280, net loss applicable to the common shareholders was $1,366,756 for the six months ended June 30, 1999. During the comparable period in 1998, there were no preferred stock dividends to increase the net loss applicable to common shareholders. On a per share basis, this amounts to a $0.19 loss per weighted average outstanding share during the first six months of 1999, compared to a $0.16 loss per weighted average outstanding share during the first six months of 1998. See Note 2 of Notes to Unaudited Consolidated Financial Statements for a discussion of conversion of Preferred Stock in the first quarter of 1999.

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

     The Company's State of Readiness. The Company has instituted a Year 2000 Project. As part of the Company's Year 2000 Project, the Company has completed its evaluation of current computer systems, software and embedded technologies. The evaluation revealed that the Company's network hardware and operating system, voice mail system, e-mail system, and accounting and manufacturing software were major resources that had Year 2000 compliance issues. These resources will need to be either replaced or upgraded. Fortunately, the identified systems and/or programs are "off-the-shelf" products with Year 2000 compliant versions now available.

     The Company's network, network operating system, e-mail system and accounting and manufacturing software have either been replaced or upgraded to Y2K compliant versions. The Company's voice mail system is scheduled to be replaced during the fourth quarter of 1999. The company PC's have had the current Y2K updates applied. Some software and hardware companies are still finding issues so there may be additional changes that will have to be made.

     The Company has determined that there should be no Year 2000 Issues for the products it has already sold, excluding issues associated with the Microsoft Windows95(-Registered Mark-) operating system which is incorporated into the Company's Workstation products. Customers who have purchased the Company's Workstation products with the Microsoft Windows95(-Registered Mark-) operating system are being advised to apply the Y2K upgrade provided at no cost from Microsoft.

     As part of the Company's Year 2000 Project, the Company has also contacted its significant suppliers, product distributors, and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their Year 2000 compliance issues. To date, approximately ninety two percent (92%) of the suppliers contacted have responded, and of those responding, sixty seven percent (67%) have indicated that they have remediated their Year 2000 compliance issues. Of the distributors and large customers contacted, approximately sixty one percent (61%) have responded and of those, eighty one percent (81%) have indicated they are Year 2000 compliant. The Company will continue to contact its significant suppliers, product distributors, and large customers as part of its Year 2000 Project. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

     The Costs to Address the Company's Year 2000 Issues. Expenditures in 1997 for the Year 2000 Project amounted to less than $7,500. Expenditures in 1998 were approximately $16,000. In 1999 the Company has spent approximately $7,500 for the Year 2000 Project. Management expects that completion of its Year 2000 Project may result in additional expenditures of approximately $20,000.

     The Risks Associated with the Company's Year 2000 Issues. The Company's failure to resolve Year 2000 Issues on or before December 31, 1999 could result in system failures or miscalculations causing disruptions in operations, including, among other things, a temporary inability to process transactions, send invoices, send and/or receive e-mail and voice mail, or engage in similar normal business activities. Additionally, failure of third parties upon whom the Company's business relies to timely remediate their Year 2000 Issues could result in disruptions in the Company's supply of parts and materials, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to the Company's daily operations. While the Company believes its Year 2000 Project will adequately address the Company's internal Year 2000 issues, even though the Company has received responses from a significant number of the Company's suppliers, product distributors, and customers, there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Company and its operations.

     The Company's Contingency Plan. As part of the Company's Year 2000 Project, the Company plans to retain the services of an outside consultant to verify and validate the Company's Year 2000 compliance. Final Year 2000 verification and validation is scheduled to occur by the end of September 1999, excluding the voice-mail system that is not scheduled to be replaced until fourth quarter. The Company is also developing Year 2000 contingency plans. The focus of these contingency plans will be to address the possibilities of third party failures, their effect on the Company and the Company's ability to build its products and deliver services to its customers. While the contingency plans will address issues under the Company's control, an infrastructure problem outside of its control or some combination of several of these problems could result in a delay in product shipments, depending on the nature and severity of the problems.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

     As disclosed in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, in October 1997, Transmedica, Inc. (formerly "Venisect") commenced a patent infringement action (the "Venisect Litigation") in which it claimed the Lasette(-Registered Mark-) infringed the United States patent underlying Transmedica's competitive skin perforator. In March, 1998, the United States District Court for the Eastern District of Arkansas (the "Court") subsequently dismissed the Venisect Litigation, without prejudice, due to lack of personal jurisdiction and improper venue. This ruling was appealed by Transmedica in the United States Court of Appeals for the Federal Circuit in Washington, D.C. However, on December 1, 1998, Transmedica withdrew their appeal. The Court's ruling and Transmedica's withdrawal of their appeal of this ruling does not prevent Transmedica from re-filing in a proper jurisdiction at a later date. The Company has investigated the Transmedica patent with its advisors, and believes that no basis for any infringement claim exists. Accordingly, while there can be no assurance regarding any future litigation, the Company does not believe that any future Transmedica litigation will have a material adverse effect upon the Company's business, results of operations or financial condition.

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

                                   CELL ROBOTICS INTERNATIONAL, INC.



Dated:    8/13/99                  By:  /s/ Ronald K. Lohrding
          -------                       ------------------------------
                                        Ronald K. Lohrding, President & CEO



Dated:    8/13/99                  By:  /s/ Jean M. Scharf
          -------                       -------------------------------
                                        Jean M. Scharf, Chief Financial
                                        Officer