Form 10QSB
period 1999-09-30
CELL ROBOTICS INTERNATIONAL INC
filed 1999-11-12
CIK 845291

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                      OR

[     ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from _________ to ________

                        Commission file number: 0-27840

                       CELL ROBOTICS INTERNATIONAL, INC.
                   ----------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

     Colorado                                          84-1153295
--------------------------              -----------------------------------
State or other jurisdiction             I.R.S. Employer Identification No.
of incorporation or organization)

          2715 Broadbent Parkway N.E., Albuquerque, New Mexico  87107
        --------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:  (505) 343-1131


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes [ x ] No
[ ]

As of September 30, 1999, 8,221,091 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                                     INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998 (audited)

     Consolidated Statements of Operations for the Three Months ended September 30, 1999 and September 30, 1998 (unaudited)

     Consolidated Statements of Operations for the Nine Months ended September 30, 1999 and September 30, 1998 (unaudited)

     Consolidated Statements of Cash Flows for the Nine Months ended September 30, 1999 and September 30, 1998 (unaudited)

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

ITEM 1.   FINANCIAL STATEMENTS

     Cell Robotics International, Inc. prepared the interim unaudited consolidated financial statements contained in this quarterly report. We believe that these financial statements reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In the interim statements, we have condensed or omitted certain information and footnote disclosure we made in our last annual report on Form 10-KSB. Because of this, you should read these interim statements together with the financial statements and notes in our annual report on Form 10-KSB for the year ended December 31, 1998. The results of the interim periods in this quarterly report may differ from the results of other interim periods or of the full year.

Forward-Looking Statements

     In addition to historical information, this quarterly report contains prospective or "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995. Because of certain risks and uncertainties, the results in the forward looking statements in this report may differ materially from actual results and outcomes. Factors that might cause actual results to differ include, but are not limited to, competitive pressures, changing economic conditions, factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other factors, some of which will be outside of our control. You should not place unreasonable reliance on these forward-looking statements, since they reflect our analysis only as of the date of this report. We are not required to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this quarterly report. Therefore, you should read and carefully review all future documents we file with the Securities and Exchange Commission.

                       CELL ROBOTICS INTERNATIONAL, INC.
                          Consolidated Balance Sheets

                                              As of          As of
                                             9-30-99       12-31-98
                                          ------------   ------------
                                           (UNAUDITED)
     Assets
Current assets:
  Cash and cash equivalents               $    559,750   $  1,375,575
  Accounts receivable, net of allowance
   for doubtful accounts of $1,841 in
   1999 and 1998                               255,414        246,573
  Inventory                                    777,559        526,249
  Other                                         28,648        123,271
                                          ------------   ------------
     Total current assets                    1,621,371      2,271,668
Property and equipment, net                    500,415        272,894
Other assets, net                               30,146         38,490
                                          ------------   ------------
     Total assets                         $  2,151,932   $  2,583,052
                                          ============   ============
     Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                        $    516,139   $    327,686
  Payroll related liabilities                  104,785        144,188
  Royalties and commissions payable             96,801         33,510
  Other current liabilities                      8,800         27,945
                                          ------------   ------------
     Total current liabilities                 726,525        533,329
                                          ------------   ------------
Stockholders' equity:
  Preferred stock, $.04 par value.
   Authorized 2,500,000 shares, zero
   shares and 465,533 shares issued
   and outstanding at September 30, 1999
   and December 31, 1998, respectively               0         18,622
  Common stock, $.004 par value.
   Authorized 12,500,000 shares,
   8,221,091 and 5,739,248 shares
   issued and outstanding at September
   30, 1999 and December 31, 1998,
   respectively                                 32,884         22,957
Additional paid-in capital                  19,122,949     17,916,565
Accumulated deficit                       (17,730,426)   (15,908,421)
                                          ------------   ------------
Total stockholders' equity                   1,425,407      2,049,723
                                          ------------   ------------
                                          $  2,151,932   $  2,583,052
                                          ============   ============

          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Operations

                                                    UNAUDITED
                                               Three Months Ended
                                          Sept 30, 1999  Sept 30, 1998
                                          ------------   ------------

Product sales                             $    205,744   $    237,389
Research and development grants                 58,732         36,502
                                          ------------   ------------
  Total revenues                               264,476        273,891
                                          ------------   ------------
Product cost of goods sold                    (185,785)      (156,207)
SBIR direct expenses                           (56,938)       (36,502)
                                          ------------   ------------
  Total cost of goods sold                    (242,723)      (192,709)
                                          ------------   ------------
Gross profit                                    21,753         81,182
                                          ------------   ------------
Operating expenses:
  General and administrative                   202,664        202,198
  Marketing & Sales                            150,944         84,795
  Research and development                     129,843        247,214
                                          ------------   ------------
     Total operating expenses                  483,451        534,207
                                          ------------   ------------
Loss from operations                          (461,698)      (453,025)
                                          ------------   ------------
Other income (deductions):
  Interest income                                6,968         22,347
  Interest expense                                (519)          (538)
                                          ------------   ------------
     Total other income                          6,449         21,809
                                          ------------   ------------
     Net loss                                 (455,249)      (431,216)
                                          ------------   ------------
Preferred stock dividends                             0      (240,742)
                                          ------------   ------------
     Net loss applicable to common
      shareholders                        $   (455,249)  $   (671,958)
                                          ============   ============
Weighted average common shares
outstanding, basic and diluted               8,202,785      5,289,277
                                          ============   ============
Net loss applicable to common shareholders
  per common share, basic and diluted     $      (0.06)  $      (0.13)
                                          ============   ============

          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Operations


                                                    UNAUDITED
                                                Nine Months ended
                                          Sept 30, 1999  Sept 30, 1998
                                          ------------   ------------

Product sales                             $  1,271,293   $    896,039
Research and development grants                109,964        161,564
                                          ------------   ------------
  Total revenues                             1,381,257      1,057,603
                                          ------------   ------------
Product cost of goods sold                    (941,073)      (538,739)
SBIR direct expenses                          (108,170)      (161,564)
                                          ------------   ------------
  Total cost of goods sold                  (1,049,243)      (700,303)
                                          ------------   ------------
Gross profit                                   332,014        357,300
                                          ------------   ------------
Operating expenses:
  General and administrative                   757,235        628,900
  Marketing & Sales                            505,168        444,732
  Research and development                     397,701        603,772
                                          ------------   ------------
     Total operating expenses                1,660,104      1,677,404
                                          ------------   ------------
Loss from operations                        (1,328,090)   (1,320,104)
                                          ------------   ------------
Other income (deductions):
  Interest income                               22,024         68,163
  Interest expense                                (659)          (946)
                                          ------------   ------------
     Total other income                         21,365         67,217
                                          ------------   ------------
Net loss                                    (1,306,725)    (1,252,887)
                                          ------------   ------------
Preferred stock dividends                     (515,280)      (240,742)
                                          ------------   ------------
     Net loss applicable to common
      shareholders                        $ (1,822,005)    (1,493,629)
                                          ============   ============
Weighted average common shares
outstanding, basic and diluted               7,568,249      5,168,540
                                          ============   ============
Net loss applicable to common shareholders
  per common share, basic and diluted     $      (0.24)  $      (0.29)
                                          ============   ============

          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                     Consolidated Statements of Cash Flows

                                                     UNAUDITED
                                                 Nine Months ended
                                          Sept 30, 1999  Sept 30, 1998
                                          ------------   ------------

Cash flows from operating activities:
  Net loss                                $ (1,306,725)  $ (1,252,887)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization                 61,096         89,271
  Amortization of options issued for
   services                                      7,279         42,490
  Options and warrants issued for services      76,909              0
  Increase in accounts receivable               (8,841)        (5,501)
  Increase in inventory                       (251,310)       (53,002)
  Decrease (increase) in other current
   assets                                       87,344        (68,767)
  Increase (decrease) in current
   liabilities                                 168,196       (383,115)
                                          ------------   ------------
  Net cash used in operating activities     (1,166,052)    (1,631,511)
                                          ------------   ------------
Cash flows from investing activities:
  Purchase of fixed assets                    (280,273)       (69,451)
                                          ------------   ------------
  Net cash used in investing activities       (280,273)       (69,451)
                                          ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock       155,500        300,000
  Proceeds from sale of units, net of
   offering costs                              475,000      3,052,504
  Repayment of short term loan                       0       (500,000)
                                          ------------   ------------
  Net cash provided by financing
   activities                                  630,500      2,852,504
                                          ------------   ------------
Net increase (decrease) in cash and cash
 equivalents:                                 (815,825)     1,151,542

  Cash and cash equivalents:
  Beginning of period                        1,375,575        623,572
                                          ------------   ------------
  End of period                           $    559,750   $  1,775,114
                                          ============   ============
Supplemental information:
  Exchange of Units for common stock --
   increase to accumulated deficit                   0        237,500
  Options issued for services to be
   rendered                                          0         60,687
  Accrued offering costs                        25,000              0
                                          ------------   ------------
  Interest paid                                    659            946
  Issuance of preferred dividend          $    515,280   $    240,742
                                          ============   ============

          See accompanying notes to consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
             Notes to Unaudited Consolidated Financial Statements
                              September 30, 1999

1.   Presentation of Unaudited Consolidated Financial Statements

     Because Cell Robotics International, Inc. prepared these unaudited consolidated financial statements according to the rules of the Securities and Exchange Commission, these financial statements do not include all information and footnotes which are necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. However, the information furnished, in our opinion, reflects all adjustments necessary to present fairly our financial position, results of operations and cash flows. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the whole year.

2.   Issuance of Equity Securities

     In February 1998, we sold 460,000 Units (including the Underwriter's Over-Allotment Option, which consisted of 60,000 Units) in a registered offering to the public. Each Unit consisted of one share of Series A Convertible Preferred Stock (the "Preferred Stock"), convertible into four common shares, and two common stock purchase warrants each exercisable to acquire one share of common stock at an exercise price of $2.40 per share (the "Warrants"). We sold each Unit at a price to the public of $8.25 resulting in gross proceeds of $3,795,000. The Unit Price of $8.25 per Unit was based on the public trading price of the four shares of Common Stock issuable upon conversion of the Preferred Stock, which, on the effective date of the Registration Statement, was $1.938 per share, or $7.75, with each Warrant being valued at $0.25 per Warrant, resulting in the Unit price of $8.25. The value of each Warrant was determined by the underwriter and was based on the difference between the public trading price of four shares of Common Stock on the Friday preceding the effective date of the Registration Statement, which was $7.75, resulting in a Warrant value of $0.25 each. After consideration of the Underwriter's commission and discount and other offering costs, net proceeds to the Company were approximately $3.0 million.

     Each Warrant entitles the holder thereof to purchase at any time prior to February 2003, one share of Common Stock at a price of $2.40 per share. The Warrants may be redeemed by us for a redemption price of $0.25 per Warrant under certain conditions.

     In February 1998, we allowed a principal shareholder, who acquired 200,000 shares of Common Stock in August 1997 for $600,000, to exchange these shares for 78,788 Units. In connection therewith, a charge to accumulated deficit of $237,500 was recognized.

     In September 1998, we sold 200,000 shares of Common Stock for $300,000 to Chronimed, Inc. This investment was made as part of the exclusive distribution agreement entered into by us and Chronimed in July 1998 (the "Chronimed Agreement"). In March 1999, we shipped prototypes of the Personal Lasette to Chronimed. Pursuant to the terms of the Chronimed Agreement, Chronimed was obligated to make an additional $150,000 investment in Cell Robotics upon acceptance of the prototypes. This transaction was completed on June 14, 1999. A final equity investment of $150,000 could be made based on us meeting certain future conditions.

     In January 1999, our Preferred Stock automatically converted into shares of Common Stock, when the sum of closing bid prices of the Preferred Stock and two Warrants was at least $12.375 for ten consecutive days. Due to the automatic conversion, a final dividend in the form of 183,211 shares of our Common Stock was accrued and subsequently paid with the issuance of shares of Common Stock to all preferred shareholders of record on February 2, 1999.

     In July 1999, we completed a private placement with four investors. We sold 9.5 units, each unit consisting of 35,000 shares of common stock and 7,500 common stock purchase warrants each exercisable to acquire one share of common stock at an exercise price of $2.40 per share. Each unit was sold at a price of $50,000, resulting in gross proceeds of $475,000. After subtracting offering costs, net proceeds to us were approximately $450,000. In connection with this private placement, we issued 62,500 warrants to four placement agents for services directly related to this private placement.

3.   Earnings Per Share

     Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the quarter. Diluted loss per share, is the same as basic loss per share for the periods ended September 30, 1999 and 1998, as all potentially dilutive securities were anti-dilutive.

     Options to purchase 1,645,320 and 1,626,820 shares of common stock were outstanding at September 30, 1999 and 1998, respectively. Warrants to purchase 1,911,326 and 1,762,576 shares of common stock were outstanding at September 30, 1999 and 1998, respectively. These were not included in the computation of diluted loss per share as the exercise of the options would have been anti-dilutive because of the net losses incurred in the periods ended September 30, 1999 and 1998.

4.   Operating segments

     We have two operating segments: scientific research instruments and laser-based medical devices. The scientific research instruments segment produces research instruments for sale to universities, research institutes, and distributors. The laser-based medical devices segment produces medical devices for sale to fertility clinics and to medical product distributors.

     We evaluate segment performance based on profit or loss from operations prior to the consideration of unallocated corporate general and administration costs. At this time we do not have intersegment sales or transfers.

     Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technologies and marketing strategies.

                                         Nine Months ended
                                        September 30, 1999
                       --------------------------------------------------
                        Scientific   Laser-Based
                         Research      Medical
                        Instruments    Devices     Corporate       Total
                       ------------ ------------  ----------- ------------

Revenues from customers $  677,987      593,306            -     1,271,293
Research and development
 grants                    109,964            -            -       109,964
Profit (loss) from
 operations                 52,850     (640,260)    (740,680)   (1,328,090)


                                        Nine Months ended
                                        September 30, 1998
                       --------------------------------------------------
                        Scientific   Laser-Based
                         Research      Medical
                       Instruments     Devices      Corporate     Total
                       ------------ ------------  ----------- ------------

Revenues from customers $  806,415       89,624            -       896,039
Research and development
grants                     161,564            -            -       161,564
Profit (loss) from
 operations                196,861     (909,330)    (607,635)   (1,320,104)


                                        Three Months ended
                                        September 30, 1999
                       --------------------------------------------------
                        Scientific   Laser-Based
                         Research      Medical
                       Instruments     Devices      Corporate     Total
                       ------------ ------------  ----------- ------------

Revenues from customers $  121,742       84,002            -       205,744
Research and development
 grants                     58,732            -            -        58,732
Profit (loss) from
 operations                (34,195)    (228,732)    (198,771)     (461,698)


                                        Three Months ended
                                        September 30, 1998
                       --------------------------------------------------
                        Scientific   Laser-Based
                         Research      Medical
                       Instruments     Devices      Corporate     Total
                       ------------ ------------  ----------- ------------

Revenues from customers $  227,689        9,700            -       237,389
Research and development
 grants                     36,502            -            -        36,502
Profit (loss) from
 operations                119,355     (373,351)    (199,029)     (453,025)


5.   Capital Resources

     Although we have begun manufacturing and marketing our laser-based medical devices and continue to see market growth in our scientific research instrument line, we do not anticipate achieving profitable operation until some time in 2000. As a result, our working capital surplus is expected to erode over the next several months. Nevertheless, we expect that our present working capital, potential increased future product sales, the remaining equity investment per the Chronimed Agreement, and a possible supplemental equity, line of credit or debt financing will be sufficient to meet our operational obligations through fiscal 1999.

     Until we can realize profit from operations through product sales, we may not be able to satisfy our cash requirements through other sources of capital. Our capital requirements depend upon numerous factors, including, most notably, the market acceptance of our new laser-based medical devices. If the market demand for the new medical products is either greater or less than we expect, we may require additional capital. In this case, we may seek additional financing through the sale of equity or debt securities. If we are unable to obtain additional financing as needed, we may need to reduce the scope of our operations, which could have a material adverse effect upon our business, financial condition and results of operation.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS OF CELL ROBOTICS INTERNATIONAL, INC.

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Liquidity and Capital Resources - September 30, 1999 compared to December 31,
1998

     In February 1998, we sold 460,000 Units, in a registered offering to the public. Each Unit consisted of one share of Series A Convertible Preferred Stock, convertible into four common shares and two common stock purchase warrants, each exercisable to acquire one share of common stock at an exercise price of $2.40 per share. Each Unit was sold at a price to the public of $8.25 resulting in gross proceeds of $3,795,000. The Unit Price of $8.25 per Unit was based on the public trading price of the four shares of common stock issuable upon conversion of the preferred stock, which, on the effective date of the Registration Statement, was $1.938 per share, or $7.75, with each warrant being valued at $0.25 per warrant, resulting in the Unit price of $8.25. The value of each warrant was determined by the underwriter and was based on the difference between the public trading price of four shares of common stock on the Friday preceding the effective date of the Registration Statement, which was $7.75, resulting in a warrant value of $0.25 each. After consideration of the underwriter's commission and discount and other offering costs, net proceeds to us were approximately $3.0 million.

     On July 30, 1998, we signed an exclusive development and distribution agreement with Chronimed, Inc. ("the Chronimed Agreement") for worldwide distribution of our Lasette(-Registered Mark-) laser finger perforator for the blood sampling for glucose testing market. The Chronimed Agreement includes a two-year, multi-million dollar minimum purchase commitment by Chronimed, pursuant to which Chronimed must purchase a minimum of 1,500 Lasette devices ("Professional and/or Personal Lasette") during year one, and a minimum of 5,000 Lasette devices ("Professional and/or Personal Lasette") during year two, subject to certain adjustments. The Chronimed Agreement also required Chronimed to make a capital investment in Cell Robotics consisting of a staged purchase of $600,000 of our common stock, contingent upon achievement of certain milestones related to our development of the Personal Lasette device.

     On September 11, 1998 Chronimed made its first $300,000 investment in us in the form of a stock purchase of 200,000 shares of our common stock. In March 1999, we shipped prototypes of the Personal Lasette to Chronimed. After their acceptance of the prototypes, on June 14, 1999 Chronimed made an additional $150,000 investment in us. The final equity investment of $150,000 could be made if we meet certain future conditions specified in the Chronimed Agreement.

     In July 1999, we completed a private placement with four investors. We sold 9.5 units, each unit consisting of 35,000 shares of common stock and 7,500 common stock purchase warrants each exercisable to acquire one share of common stock at an exercise price of $2.40 per share. Each unit was sold at a price of $50,000, resulting in gross proceeds of $475,000. After payment of offering costs, our net proceeds were approximately $450,000. In connection with this private placement, we issued 62,500 warrants to four placement agents for services directly related to this private placement.

     Our current ratio at December 31, 1998, was 4.3:1, compared to a current ratio of 2.2:1 on September 30, 1999. This decrease in liquidity is primarily due to the use of capital raised from the Offering and Chronimed, Inc. stock issuance to fund ongoing operating expenses. Total assets decreased from $2,583,052 at December 31, 1998 to $2,151,932 at September 30, 1999, a
decrease of $431,120, or 16.7%.

     The decrease in our current assets of $650,297, or 28.6%, was driven by the use of cash to fund our operating expenses. As a result, cash and cash equivalents decreased $815,825, or 59.3%. Accounts receivable increased $8,841 or 3.6% as a result of higher sales in the month of September 1999 compared to September 1998. Because of increased sales during the nine month period ended September 30, 1999 and preparation for a new product release, product inventories were increased $251,310, or 47.8%, in preparation of future product deliveries. Other current assets decreased from $123,271 to $28,648 a decrease of 76.8%, due primarily to previously recorded deposits being recorded as capitalized tooling and equipment.

     Property and equipment, net, increased $227,521, or 83.4%, due primarily to deposits for and purchase of product tooling and molding, while other assets decreased from $38,490 to $30,146, a decrease of $8,344 or 21.7%.

     During the nine month period ended September 30, 1999, our total liabilities increased from $533,329 to $726,525, or 36.2%. This increase was primarily a result of accrued distributor commissions, and accounts and royalty payables. We did not have any long term liabilities at September 30, 1999.

     Our working capital decreased from $1,738,339 at December 31, 1998 to $894,846 at September 30, 1999, a decrease of $843,493, due primarily to the use of cash for continued operating expenses.

     We expect that cash used in operating activities will continue at the current level through the remainder of 1999. We anticipate that current working capital, potential future product sales, the final $150,000 equity investment from Chronimed, and a supplemental equity, a line of credit, or a debt financing will be sufficient to meet our operational obligations through fiscal 1999. We are currently discussing a commercial line of credit with a financial institution. However, we cannot accurately predict the timing of our future capital requirements.

     Until we can realize profit from operations through product sales, we may not be able to satisfy our cash requirements through other sources of capital. Our capital requirements depend upon numerous factors, including, most notably, the market acceptance of our new laser-based medical devices. If the market demand for the new medical products is either greater or less than we expect, we may require additional capital. In this case, we may seek additional financing through the sale of equity or debt securities. If we are unable to obtain additional financing as needed, we may need to reduce the scope of our operations, which could have a material adverse effect upon our business, financial condition and results of operation.

     Other than the factors mentioned above, we are not aware of other trends, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on our liquidity and capital resources.

Results of Operations - Three months ended September 30, 1999 compared to the three months ended September 30, 1998

     Our total revenue decreased $9,415, or 3.4% to $264,476 from $273,891 for the three month periods ended September 30, 1999 and 1998, respectively. Revenues from the sale of products during the three months ended September 30, 1999, were $205,744, as compared to $237,389 during the comparable period in 1998. This represents a decrease in product sales of 13.3%. Gross margin realized on product sales during this period also declined from 34.2% in 1998, to 9.7% during 1999. This reduction was caused primarily by rework expenses associated with our laser-based medical devices which delayed third quarter shipments. Current models of our laser-based medical products have a lower margin than our scientific research instrument line which also affects gross margin due to product mix.

     We also recognized $58,732 of revenue from a "Small Business Innovative Research" (SBIR) grant during the three months ended September 30, 1999. SBIR grants are issued by the National Institutes of Health (NIH), an agency of the U.S. Department of Health and Human Services. These highly competitive grants are awarded to small businesses to fund aspects of high-risk research that could lead to future products. Our current Phase II grant was scheduled to expire on September 30, 1999, however, we have requested a no-cost schedule extension through December 31, 1999. Additional Phase II grant applications will be submitted to continue research efforts initiated under previously awarded Phase I grants.

     Our loss from operations incurred during the three months ended September 30, 1999, was $461,698, as compared to an operating loss of $453,025 incurred during the same period in 1998. Total operating expenses decreased $50,756, or 9.5%, from $534,207 to $483,451. Research and development expenses decreased $117,371 or 47.5% due primarily to new products moving through final design into manufacturing. General and administrative expenses slightly increased by 0.2%. Marketing and sales expenses increased 78%, or $66,149 due to increased promotion, travel, and distributor commission expenses associated with the laser-based medical products and scientific research instrument segments.

     During the three months ended September 30, 1999 other income and expenses decreased from a $21,809 net contribution to income during the period in 1998, to a $6,449 net contribution to income during the period in 1999.

     As a result of the items mentioned above, our net loss applicable to the common shareholders for the three months ended September 30, 1999 was $455,249, as compared to a net loss of $671,958 incurred during the comparable period of 1998. On a per share basis, this amounts to a $0.06 loss per weighted average outstanding share during the three month period ended September 30, 1999, compared to a $0.13 loss per weighted average outstanding share during the same period of 1998.

     Other than the foregoing, we know of no trends, or other demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material impact on our results of operations.

Results of Operations - Nine Months ended September 30, 1999 compared to the Nine Months ended September 30, 1998

     Our total revenue increased $323,654, or 30.6% to $1,381,257 from $1,057,603 for the nine month periods ended September 30, 1999 and 1998, respectively. Revenues from product sales during the nine months ended September 30, 1999 were $1,271,293, as compared to $896,039 during the comparable period in 1998. This represents an increase in product sales of 41.9%. However, gross margin realized on product sales during this period declined from 39.9% in 1998, to 26.0% during 1999. This reduction is due primarily to an introductory low margin associated with the laser-based medical devices introduced into our product mix.

     We also recognized $109,964 of revenue from a SBIR grant during the nine months ended September 30, 1999.

     Our loss from operations incurred during the nine months ended September 30, 1999, was $1,328,090, as compared to an operating loss of $1,320,104 incurred during the same period in 1998. Total operating expenses decreased $17,300, or 1.0%, from $1,677,404 to $1,660,104. Research and development expenses decreased $206,071or 34.1% due primarily to new products moving through final design into manufacturing. General and administrative expenses increased $128,335, or 20.4%, reflecting an increase in legal, accounting, regulatory, investor relations and insurance fees. Marketing and sales expenses increased by 13.6% or $60,436 due to increased promotion, travel, and distributor commission expenses associated with the laser-based medical products and scientific research instrument segments.

     During the nine months ended September 30, 1999 other income and expenses decreased from a $67,217 net contribution to income during the period in 1998, to a $21,365 net contribution to income during the period in 1999.

     As a result of the foregoing, our net loss for the nine months ended September 30, 1999 was $1,306,725, as compared to a net loss of $1,252,887 incurred during the comparable period of 1998. Based on the foregoing, and after including the payment of preferred stock dividends of $515,280, net loss applicable to the common shareholders was $1,822,005 for the nine months ended September 30, 1999. During the comparable period in 1998, and after including the payments of preferred stock dividends of $240,742, the net loss applicable to common shareholders was $1,493,629. On a per share basis, this amounts to a $0.24 loss per weighted average outstanding share during the first nine months of 1999, compared to a $0.29 loss per weighted average outstanding share during the first nine months of 1998. See Note 2 of Notes to Unaudited Consolidated Financial Statements for a discussion of conversion of Preferred Stock in the first quarter of 1999.

     Other than the foregoing, we know of no trends, or other demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material impact on our results of operations.

Year 2000 Issue

     The Problem. The Year 2000 Issue exists because many computer programs, embedded systems, and components were designed to refer to a year by the last two digits of the year, such as "99" for "1999". Any of our computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions in our operations and the operations of our suppliers and customers, including, among other things, our temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company's State of Readiness. We have instituted a Year 2000 Project and have completed an evaluation of our computer systems, software and embedded technologies. The evaluation revealed that our network hardware and operating system, voice mail system, e-mail system, and accounting and manufacturing software had Year 2000 compliance issues. The identified systems and/or programs are "off-the-shelf" products and Year 2000 compliant versions are now available.

     At present, our network, network operating system, e-mail system, voice mail system and accounting and manufacturing software have either been replaced or upgraded to Y2K compliant versions. We have also applied Y2K updates to our personal computers. Some software and hardware companies are still finding Y2K issues so we may need to incur additional remediation costs. As part of our Year 2000 Project, we retained the services of an outside consultant to verify and validate our Year 2000 compliance. We have completed the verification and validation for our major systems. We have determined that the network, accounting and manufacturing software and email are in compliance and handled both the century date change and February 29, 2000 date.

     We have determined that there should be no Year 2000 Issues for the products we have already sold, excluding issues associated with the Microsoft Windows95(-Registered Mark-) operating system which is part of our Workstation products. We are advising customers who have purchased our Workstation products with the Microsoft Windows95(-Registered Mark-) operating system to apply a free Y2K upgrade provided from Microsoft.

     We have also contacted our significant suppliers, product distributors, and large customers to determine how third parties may affect us if they fail to correct their Year 2000 compliance issues. Approximately ninety four percent (94%) of the suppliers we contacted have responded. Of these respondents, seventy one percent (71%) indicated that they have remediated their Year 2000 compliance issues. Approximately sixty one percent (61%) of our distributors and large customers have responded and of those, eighty one percent (81%) indicated they are Year 2000 compliant. We will continue to contact our significant suppliers, product distributors, and large customers as part of our Year 2000 Project. However, we cannot guarantee that the companies on which our business relies will be timely converted or that another company's failure to convert, or a conversion that is incompatible with our systems, will not have a material adverse effect on us and our operations.

     The Costs to Address the Company's Year 2000 Issues. Expenditures in 1997 for the Year 2000 Project amounted to less than $7,500. Expenditures in 1998 were approximately $16,000. In 1999 we have spent approximately $13,500 for the Year 2000 Project. We expect that completion of our Year 2000 Project may result in additional expenditures of approximately $5,000.

     The Risks Associated with the Company's Year 2000 Issues. If we fail to resolve Year 2000 Issues on or before December 31, 1999 we could face system failures or miscalculations causing disruptions in normal business activities including a temporary inability to process transactions, send invoices, send and/or receive e-mail and voice mail. Additionally, if third parties upon which we rely fail to timely remediate their Year 2000 Issues, we could experience disruptions in the supply of parts and materials, late, missed or unapplied payments, temporary disruptions in order processing and other general problems related to our daily operations. While we believe our Year 2000 Project will adequately address our internal Year 2000 issues, and we have received responses to our Year 2000 survey from a significant number of our significant suppliers, product distributors, and large customers, we cannot guarantee that the Year 2000 Issue will not have a material adverse effect on our operations.

     Our Contingency Plan. We have developed a Y2K contingency plan and are currently refining it to reflect third party vendors status changes. These contingency plans will address the possibilities of third party failures, their effect on us and our ability to build our products and deliver services to our customers. While the contingency plans will address issues under our control, an infrastructure problem outside of our control or some combination of several of these problems could result in a delay in product shipments, depending on the nature and severity of the problems.

     PART II. OTHER INFORMATION


Item 1.        Legal Proceedings

     As disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, in October 1997, Transmedica, Inc. (formerly "Venisect") commenced a patent infringement action (the "Venisect Litigation") in which it claimed the Lasette(-Registered Mark-) infringed the United States patent underlying Transmedica's competitive skin perforator. In March, 1998, the United States District Court for the Eastern District of Arkansas (the "Court") subsequently dismissed the Venisect Litigation, without prejudice, due to lack of personal jurisdiction and improper venue. This ruling was appealed by Transmedica in the United States Court of Appeals for the Federal Circuit in Washington, D.C. However, on December 1, 1998, Transmedica withdrew their appeal. The Court's ruling and Transmedica's withdrawal of their appeal of this ruling does not prevent Transmedica from re-filing in a proper jurisdiction at a later date. We have investigated the Transmedica patent with our advisors, and believe that there is no basis for any infringement claim. Accordingly, while there can be no assurance regarding any future litigation, we do not believe that any future Transmedica litigation will have a material adverse effect upon our business, results of operations or financial condition.

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

                                   CELL ROBOTICS INTERNATIONAL, INC.



Dated:  November 12, 1999          By:  /s/ Ronald K. Lohrding
                                        -----------------------------------
                                        Ronald K. Lohrding, President & CEO



Dated:  November 12, 1999          By:  /s/ Jean M. Scharf
                                        -----------------------------------
                                        Jean M. Scharf, Chief Financial
                                         Officer