Form 10KSB
period 1999-12-31
CELL ROBOTICS INTERNATIONAL INC
filed 2000-03-30
CIK 845291

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                  For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

                     Commission file number:      0-27840
                                            -------------------

                       CELL ROBOTICS INTERNATIONAL, INC.
                       ---------------------------------
                (Name of Small Business Issuer in its Charter)

             Colorado                                            84-1153295
----------------------------------                         ---------------------
 (State or other jurisdiction                              I.R.S. Employer
 of incorporation or organization)                         Identification number


 2715 Broadbent Parkway N.E., Albuquerque, New Mexico              87107
------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)

        Issuer's telephone number, including area code: (505) 343-1131
                                                       ----------------

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

The Issuer's total revenues for the fiscal year ended December 31, 1999 were $1,417,317.

As of March 27, 2000, the aggregate market value of the Common Stock of the Registrant based upon the closing bid price of the Common Stock as quoted on the OTC Electronic Bulletin Board held by non-affiliates of the Issuer was approximately $39,552,639. As of March 27, 2000, 8,968,763 shares of Common Stock of the Issuer were outstanding.

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

     Item 9.     Directors and Executive Officers of the Registrant.

     Item 10.    Executive Compensation.

     Item 11.    Security Ownership of Certain Beneficial Owners and Management.

     Item 12.    Certain Relationships and Related Transactions.

     The foregoing are incorporated by reference from the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders, which will be filed in an amendment within 120 days of December 31, 1999.

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

                                     PART I

ITEM 1.   BUSINESS

Overview

     Cell Robotics International, Inc., (referred to as the "Company") is a medical products company striving to enhance the quality-of-life through technology. As a pioneer in the development of optical trapping technology, the Company has evolved from being a developer of laser-based laboratory instruments to a supplier of novel medical laser products. The Company's product lines include laser-based scientific research instruments, in vitro fertilization
(IVF) workstations, and the Personal and Professional Lasette(R), which utilizes a laser-based medical device to sample blood for diabetics to measure their glucose. New projects being considered include laser-based diagnostic applications.

     In 1999, the Company continued to focus its efforts primarily on the large diabetic market and developing the award-winning Lasette(R), a compact, portable laser skin perforator. This groundbreaking product provides diabetics with nearly painless sampling of capillary blood and little residual soreness. The Lasette is the only FDA cleared alternative to the steel lancet or needle for diabetics for both home-use and clinical-use to be able to sample their blood
for glucose testing to determine their subsequent insulin injections.   The
Lasette is also cleared for all blood screening test applications for clinical and home settings.

     The Company believes that blood sampling will provide the Company with unique opportunities based on the following trends:

     . An increasing demand for less painful alternatives for capillary blood sampling;
     . Desire to eliminate the risk of cross-contamination from accidental needle or lancet sticks in hospitals and clinics;
     . A growing number of diagnosed diabetics seeking better blood glucose control;
     . A widening understanding of the need to provide testing methods for needle-phobic individuals.

     To capitalize on these opportunities, the Company's strategy is focused on introducing the Lasette and positioning the Company as a leader in the development of technologically advanced and innovative medical devices that offer more effective, safer and less painful solutions than conventional procedures.

     Other products and technology include: IVF Workstation to increase pregnancy rates, Cell Robotics Research Workstation which uses laser light for manipulating and cutting cells, chromosomes and DNA molecules, and a new broad-based patent for "laser initiated PCR" for single cell diagnostics.

History

     Cell Robotics Inc. ("CRI") was organized in 1988 under the laws of the State of New Mexico to develop and commercialize optical trapping technology. Originally discovered at AT&T Bell Laboratories, the simplest optical trapping structure embodies the discoveries in the Lucent Patent as well as related technologies (see "Intellectual Property-Patents and Licenses"). In 1991, funded by Mitsui Engineering & Shipbuilding Co., Ltd. ("Mitsui"), a Japanese corporation, the Company licensed the Lucent Patent and began developing instruments using optical trapping technologies.

     In February 1995, Intelligent Financial Corporation ("IFC"), the shares of which were publicly traded, acquired 100% of CRI's issued and outstanding shares of Common Stock in a reverse merger. IFC subsequently changed its name to "Cell Robotics International, Inc."

Business Strategy

     The Company's business strategy is to capitalize on its core technologies to develop unique products targeted at large markets in which the Company can compete effectively. Key components of the Company's business strategy include:

     Develop Unique Technology. Through know-how and core technology, the Company strives to stay ahead of its competition by offering the best products within a given price range. The Company backs this aggressive development strategy with patents, licenses and collaboration where appropriate.

     Develop Market Recognition. The Company is positioning its laser-based medical devices as preferred technological solutions to clearly-defined medical needs. The Company has developed a marketing strategy to create significant brand awareness for the Lasette, its signature product. To accomplish this, the Company is implementing a marketing effort that includes advertising in diabetes related publications, direct mailings, tradeshows, print, radio, television and Internet media. The Company will further develop market recognition by using trademarked product names that can be clearly recognized by customers, such as Lasette(R) and LaserTweezers(R).

     Distribution Channels. Currently, the Company is marketing and selling the Lasette directly to the end user. Although several drug stores, supermarket and superstore chains have inquired about distribution of the Personal Lasette, the Company has not entered into any formal discussions. However, as production capacity increases sufficiently to supply product demand, the Company will look for non-exclusive distribution agreements with well-established distributors of medical products to take advantage of their existing distribution channels and name recognition. The Company sells the Cell Robotics Research Workstation directly in the United States and internationally through distributors and manufacturers' representatives. In order to focus efforts on the Lasette technology and product line, the Company is in discussion with Hamilton Thorne Research, the world's leading provider of sperm analysis equipment, for the sale and transfer of the IVF Workstation product line.

     Expand Capacity to Assemble Products. The Company is increasing manufacturing capacity to produce the Personal Lasette while continuing to manufacture the Cell Robotics Workstation at its Albuquerque, New Mexico facility. In addition, the Company has an OEM (Original Equipment Manufacturer) relationship with Big Sky Laser Technologies, Inc., ("BSLT") for the manufacturing and the development of the Professional Lasette. Currently, a dispute has arisen under the OEM agreement between BSLT and the Company. The parties have entered into discussions regarding the restructuring of the OEM relationship and/or arriving at an amicable resolution under the existing agreement. See Item 3 - Legal Proceedings.

     Through the implementation of the foregoing strategy, the Company hopes to become a leader in the development and sale of technologically advanced and innovative laser-based medical devices that respond to the rapidly increasing market demand for products that offer more effective, safer and less painful solutions than conventional procedures.


Products

Laser-based Medical Devices

Lasette(R)

     General Product Description. The Company's Lasette product line is a portable crystal laser that utilizes laser light to create a small hole in the finger for capillary blood sampling. The Lasette has received 510(k) clearance from the FDA for drawing capillary blood samples to be used by patients with diabetes to test their glucose levels in both home and clinical settings. In addition, the Lasette is also cleared for capillary blood sampling for all clinical screening tests. The Professional Lasette has received the CE mark for the distribution in the European Community. The Personal Lasette has met all CE requirements and awaits submittal for the CE mark designation. The Lasette is a better alternative than the steel lancet for capillary blood sampling for many diabetics since the process of blood drawing from the Lasette is less painful and has less residual soreness.

Additionally, the Lasette is a better alternative for children with diabetes, newly diagnosed diabetics and needle-phobic or needle-adverse individuals.

     The revolutionary Lasette technology development has been recognized by the Laser Industry's Photonics Spectra journal in its "Circle of Excellence" award as one of the 25 most significant worldwide laser developments in 1999. The Lasette is also a recipient of the "R&D 100" award from R&D Magazine as one of the 100 most significant overall technical worldwide developments in 1999.

     Personal Lasette(R). The Personal Lasette is a compact, lightweight, portable skin perforator. At 9 ounces, the Lasette is slightly larger than a handheld cellular telephone and fits into a suit-coat pocket or a purse. The Personal Lasette requires a disposable lens shield (patent pending), which is a cassette of specialized plastic film. The film advances with each use of the device and has the capacity for 120 applications. The disposable cassette has been designed to provide a one-month supply of film for diabetic patients who tests four times a day. The disposable retails for $15 and the Personal Lasette retails for $995. The Personal Lasette was introduced on a limited basis during December 1999. The Company encountered some problems with the laser cavity and the laser rod coatings of the early units. However, most of the design and quality control problems have since been resolved by using a new vendor for laser rod coating and making other minor adjustments. The Company is now ramping up manufacturing and has launched an advertising campaign to aggressively promote the Personal Lasette.

     Personal Lasette Markets. In the United States, it is estimated that over 15 million people have some form or variation of diabetes. However, only 10 million people in the United States have been diagnosed with diabetes. Approximately 4.7 million of the patients diagnosed with diabetes must inject insulin on a daily basis to survive. Further, approximately 800,000 new people
are annually diagnosed with diabetes in the United States.   Most of the
insulin-injecting diabetic patients are required to test their glucose levels approximately four times a day to determine when and how much insulin to inject. Worldwide it is estimated that there are 100 million people with diabetes.

     The Company's marketing efforts will focus primarily on children with diabetes, newly diagnosed diabetics and needle-phobic patients although many other categories of people suffering with diabetes have shown considerable interest in the Lasette. The needle-phobic / needle-adverse market is an especially attractive market for the Lasette. Currently a patient with diabetes must stick himself or herself with a steel lancet or needle in order to draw a sample of blood for glucose testing. Many diabetic patients do not test their glucose levels on the regularly recommended basis because of their needle phobia; still others dislike the pain of the steel lancet sticks and the continual residual soreness in their finger tips from the multiple daily sticks. The Personal Lasette is designed to draw blood in a way that eliminates the effects of needle phobia, minimizes pain and particularly eliminates the long-term finger soreness. Needle phobics are people who fear sticking a steel blade or needle into their finger. In the medical literature, needle phobics are estimated to number between 10% and 33% of the diabetic population.

     Marketing and Distribution. On July 30, 1998, the Company signed an exclusive worldwide agreement with Chronimed, Inc., ("Chronimed") for the marketing and distribution of the Lasette product line. Due to differences arising from product definition, on December 8, 1999, the Company and Chronimed entered into a modification of the marketing and distribution agreement from an exclusive to a non-exclusive arrangement. On or about the same time that the new arrangement with Chronimed took effect, the Company independently launched the new Personal Lasette into the marketplace. Currently, the Company is selling the Lasette directly to home-use customers, eliminating distributor costs. As the Lasette production capacity increases, the Company will seek to enter into additional non-exclusive distribution agreements with well-established distributors of diabetic products. This will allow the Company to take advantage of existing distribution channels and name recognition. The Company has been approached regarding distribution of the Personal Lasette by several of the drug store, supermarket and superstore chains but has not entered into any formal discussions or reached any definitive agreements. International marketing and distribution will be accomplished through a collection of international distributors of diabetic supplies or through manufacturers' representatives. The Company has begun discussions with certain international distributors, however no definitive agreements have been reached. The worldwide diabetic market is very large and continues to grow, but there can be no assurance the Lasette product will achieve domestic or international market acceptance. A lack of market acceptance could have a material adverse effect on the Company's operations and future profitability.

     Manufacturing. The Company currently manufactures the Personal Lasette at its Albuquerque, New Mexico facility. The Company has met the CE requirements established by the European Community and is awaiting submittal for the CE mark designation. The Company has instituted the record keeping, quality control, and production procedures needed to meet the manufacturing regulatory requirements of the FDA, MDQSR, ISO 9001, and EN 46001. The Company is in the process of increasing manufacturing capability for the Personal Lasette. There can be no assurance that Lasette production will be able to meet domestic or international market demand. A lack of large-scale production or market acceptance could have a material adverse effect on the Company's operations and future profitability.

     Professional Lasette(R). The Professional Lasette is a compact, lightweight, portable skin perforator. The Professional Lasette is approximately the size of a videocassette and consists of a battery-driven primary perforator unit with a charger. The Professional Lasette requires a single disposable lens shield that inserts into the device for each use. The patented Professional Lasette disposable is replaced after each use in a clinical setting which prevents the patient's blood from contaminating the Professional Lasette unit and therefore minimizes the risk for cross-contamination. The disposable also uses a specialized plastic film to prevent any vapors from condensing on the laser lens. Each disposable shield retails for $0.15 and the Professional Lasette retails for $2,000.

     Markets-Clinical. The Professional Lasette(R) addresses the collection of capillary blood from fingertips, which according to industry data is a procedure that is performed approximately one billion times a year in homes, hospitals, clinics and doctors' offices. Capillary blood sampling is performed in virtually all clinical settings, including hospitals, dialysis clinics, blood banks, nursing facilities, home health agencies and physicians' offices. Data indicates that in the United States alone, there are 7,500 hospitals and 46,000 other clinical sites performing routine daily capillary blood sampling. Currently the most commonly used device for capillary blood sampling is the stainless steel lancet. In the hospital setting, inadvertent transmission of disease from accidental lancet sticks is a recognized problem. The Company believes that the Professional Lasette can substantially reduce the pain and trauma involved with this procedure and the risk of inadvertent cross-contamination for both the clinician and the patient.

     Marketing and Distribution. Since re-assuming the marketing and sales responsibility from Chronimed, the Company is in the process of developing plans to penetrate clinical markets. The worldwide diabetic market is large and continues to grow, but there can be no assurance the Professional Lasette product will achieve market acceptance or that the Professional Lasette market will be large enough to merit moving marketing resources away from the Personal Lasette.

     Manufacturing. In August 1996, the Company established a strategic development and production alliance with BSLT. BSLT is a recognized laser OEM manufacturer and developer of laser-based medical devices that complies with FDA, ISO 9001 and other regulatory requirements. In May 1998, the Company entered into an OEM supplier agreement with BSLT whereby BSLT was granted exclusive manufacturing rights for the current model of the Professional Lasette product with the Company retaining exclusive distribution rights of the same, subject to certain minimum order requirements. Under the agreement, either party may terminate upon 90 days written notice in the event of a material breach that is not cured within 30 days of receipt of such notice. In February 2000, a dispute arose between the Company and BSLT regarding the obligations of the parties under the agreement. Currently, the parties have entered into discussions regarding the restructuring of the OEM relationship and/or arriving at an amicable resolution under the agreement. See Item 3 - Legal Proceedings.

     Competition. The Professional and Personal Lasette(R) represent a technological alternative to the traditional stainless steel lancet for routine capillary blood sampling. It eliminates the risk of cross-contamination and attendant indirect costs, and has been designed to reduce the pain, fear and anxiety associated with blood drawing. It also eliminates the cost and risk of lancet waste disposal. While each stainless steel lancet costs may be minimal, the Company believes that by eliminating the indirect costs associated, the Professional Lasette can be successfully marketed at a retail price of $2,000 per unit and the Personal Lasette(R) at a retail price of $995.

     Currently the only other commercialized approach to laser-based capillary blood sampling is a laser skin perforator developed by Transmedica (formerly Venisect). According to industry sources, the Transmedica laser is substantially
larger and more costly than the Lasette(R).   In October 1997, Transmedica
commenced a patent infringement action in which it claimed the Lasette infringed the United States patent underlying Transmedica's skin perforator. A Federal Court dismissed the suit without prejudice, based upon procedural grounds. Transmedica appealed the Federal Court ruling, but subsequently withdrew its appeal.

     The development of new advanced non invasive and partially invasive technologies for determining and/or controlling glucose levels in diabetic patients are a focus of many corporate research and development efforts throughout the world. Several companies are developing glucose testing products based on non-invasive technologies, using skin patches and lasers. Two technologies that have received the most attention are the GlucoWatch(R) by Cygnus, Inc. and the Continuous Glucose Monitoring System (CGMS) by MiniMed. However, the Company does not have any independent first-hand knowledge of these technologies and all of the following information has been obtained from the two companies' websites or from published reports or news accounts without independent verification:

     1. Cygnus, Inc.'s GlucoWatch(R) is under future consideration by the FDA for detecting trends and tracking patterns in glucose levels in adult diabetics, but not for use to determine insulin injections. Cygnus, Inc.'s website states that "following a three-hour warm-up period, the device is capable of providing up to three glucose readings per hour for 12 hours after a single point calibration with the results from a traditional finger-stick and meter. The GlucoWatch(R) monitor uses reverse ionophoresis to collect glucose samples through intact skin. The glucose molecules are collected in gel collection discs that are part of a single-use AutoSensor. The gel collection discs contain the enzyme glucose oxidase. As glucose enters the discs, it reacts with the glucose oxidase in the gel to form hydrogen peroxide. A biosensor in contact with each gel collection disc detects the hydrogen peroxide, generating an electronic signal. The monitor uses the calibration value previously entered by the patient to convert the signal into a glucose measurement. The glucose measurement is then displayed on the monitor and stored in memory.

     2. MiniMed's CGMS has been cleared by the FDA to be used by physicians for tracking patterns and trends in patients' glucose levels. The CGMS is only for use by physicians and is not for determining the amount of insulin to inject into a patient at a given time. MiniMed's website states that "the sensor is a tiny electrode about as thick as a sliver of aluminum foil and less than one millimeter wide. The sensor is located inside a small needle and, once inserted into the skin, the sensor remains in the subcutaneous tissue while the needle is removed and discarded. The sensor is attached to a small plastic disk about the size of a dime and is taped to the skin to hold the sensor in place. A thin wire connects the sensor to a pager-sized glucose monitor, which records and stores glucose values in memory. The sensor, inserted just under the skin, is designed to be used for up to 3 days. MiniMed recommends at least four finger stick values be entered into the monitor each day to ensure accurate calibration of the sensor output at the time of monitor download. After 3 days the patient will return to their health care professional and the information will be downloaded into a personal computer."

     The GlucoWatch by Cygnus, Inc. and the CGMS by MiniMed are advancements in studying the trends or tracking the patterns of diabetics who do not have their diabetes under control. For those particular patients, either the GlucoWatch or the CGMS is a good supplement to the Personal Lasette product line. Currently, neither product is a substitute or a replacement of the Personal Lasette.

     To the best of the Company's knowledge, no other similar product has received FDA clearance for commercial marketing in the United States. However, if competing products are cost effective, approved for sale and become commercially available in the United States in the future, the competition could have an effect on the sales of the Lasette(R) and, as a result, could represent a material adverse effect upon the Company's future financial condition and results of its operations. The Company's ability to compete successfully in existing and future markets will depend on elements both within and outside its control, including, but not limited to, the Company's success in market penetration, protection of products by effective utilization of intellectual property laws, including full exercise of our patent rights, improvements in product quality and reliability, ease of use, price, diversity of product line, efficiency of high volume production and product introductions by competitors and general domestic and international economic conditions.

     Regulatory Status. The following regulatory clearances were obtained for the Lasette(R):

Date                Clearance
----                ---------

August 7, 1997      Clearance for testing glucose and hematocrit in healthy
                    adult patients in a clinical setting.

October 28, 1997    Clearance for testing glucose and hematocrit in diabetic
                    adult patients in a clinical setting.

May 15, 1998        CE Mark testing complete for Professional Lasette.

June 29, 1998       Clearance for testing glucose and hematocrit in all
                    adolescent patients in a clinical setting.

September 12, 1998  ISO 9001 / EN 46001 / Medical Device Directive
                    Certification.

September 24, 1998  Clearance for use of all glucose meters with the Lasette.

October 30, 1998    Variance for Personal Lasette design.

December 7, 1998    Clearance for home-use of the Lasette for glucose
                    monitoring.

December 16, 1998   FDA agrees with Personal Lasette safety and efficacy.

January 15, 1999    Clearance for all screening blood tests in a clinical
                    setting.

     Lasette(R) Intellectual Property. The Lasette product was originally developed using the multifaceted crystal resonator ("MCR") patent acquired from Tecnal Products, a subsidiary of Lovelace Scientific Resources, Inc., in January 1996. The technology resulted in a patent (the "MCR Patent # 5,432,811"), which expires in 2014. The Company has also acquired from Tecnal Products, a foreign patent application and a strategic license. These acquisitions comprised a package of technological assets covering two laser products: a low-cost, high-power solid-state laser that eliminates many of the delicate optical components required by conventional solid-state lasers, and a laser perforator. The MCR Patent was originally developed under the license agreement with the New Technology Engineering Center ("NTEC") of Russia. However, new developments in crystal laser coating technologies have decreased the value of the MCR patent.

     The Company has since advanced the laser design of the Lasette and has sought, or is preparing to seek, continuations of existing patents and/or new patents protecting those designs. Certain technological foundations of the current Lasette product line are covered by two issued United States patents. US patent 5,554,153 (issued September 10, 1996) and US patent 5,908,416 (issued June 1, 1999) include claims regarding mechanisms to create and control laser energy distribution profiles that are essential for reducing pain in laser lancing devices. The disposable finger shield used with the Professional Lasette is the subject of US patent 5,993,439, which was granted in November 1999. The disposable finger shield mechanism used in the Personal Lasette is the subject of a currently pending US patent application (US application 212,545). Other mechanisms for reducing the size and cost and improving reproducibility and painlessness of laser lancing devices are regarded as trade secrets, or are the subject of planned patent applications. Finally, the Company has received trademark registration number 2,252,993 for the name "Lasette(R)".

Lasette Trademark

-------------------------------------------------------------------------------------------------------
Title            App. #           File date          Status           Registration       Registration
                                                                          No.                Date
-------------------------------------------------------------------------------------------------------
Lasette(R)      75/409,222         12/22/97        Registered         2,252,993            6/15/99
-------------------------------------------------------------------------------------------------------

Lasette Patents

-----------------------------------------------------------------------------------------------------------------------------
Title                                      App. #        File date        Status        Pat. #      Issue date     Exp. date
-----------------------------------------------------------------------------------------------------------------------------
Laser w/ Polyhedral Ends, "MCR"           08/204,560       3/1/94        Issued        5,432,811      7/11/95      3/1/2014
 multifaceted crystal resonator
-----------------------------------------------------------------------------------------------------------------------------
Skin Perforator (Multimode beam with      08/297,295       8/29/94       Issued        5,554,153      9/10/96      8/29/2014
 limited claims)
-----------------------------------------------------------------------------------------------------------------------------
Laser Dermal Perforator (Extended         08/675,080        7/3/96       Issued        5,908,416       6/1/99      8/29/2014
 multimode claims)
-----------------------------------------------------------------------------------------------------------------------------
Lens Shield for Laser Skin                08/841,005       4/22/97       Issued        5,993,439      11/30/99     4/22/2017
 Perforation for Professional Lasette
-----------------------------------------------------------------------------------------------------------------------------
Multi-Media Solid State Laser             08/879,909       6/20/97     *Re-assigned
-----------------------------------------------------------------------------------------------------------------------------
Renewable Lens Shield for Personal        09/212,545      12/16/98       Pending
 Lasette
-----------------------------------------------------------------------------------------------------------------------------

     *reassigned back to the Russian inventor.

     A United States patent concerning the use of a laser for blood sample collection is held by a former employee of the Russian Academy of Science now residing in San Diego (the "Tankovich Patent", US 5165418, issued 24 Nov. 92, priority date 02 Mar. 92). Becton Dickinson Corporation ("Becton Dickinson"), a leading producer of blood collection products, had licensed this patent in December of 1995. Becton Dickinson has participated with a San Diego laser technology company, JMAR, in the reportedly now abandoned development of a product for laser skin perforation. The Company has acquired a formal legal opinion, which finds the Tankovich Patent invalid and unenforceable due to public disclosure of the laser perforation concept in the international scientific literature, as well as public commercialization of primitive perforator products in the former USSR, as early as October 1990. The Tankovich Patent is the subject of formal re-examination in the United States Patent and Trademark Office as the result of a petition made by Transmedica in August 1996.

In Vitro Fertilization Workstation

     Manufacturing, Marketing and Distribution. The Company is in the process of transferring the IVF product line to Hamilton Thorne Research, a major producer and marketer of sperm analysis equipment worldwide, for cash and royalty payments on future net sales.

     Description. The IVF Workstation is a computer-controlled multi-functional workstation that combines, for the first time, a technological solution to both the functional and informational requirements of clinicians working in the IVF environment. The IVF Workstation has three basic applications: (i) to measure, assess and store in computer memory the various properties of a human egg to assess its suitability for fertilization; (ii) to mechanically inject sperm into an egg with a third party micro-manipulator; and (iii) to score the outer shell of a fertilized egg with a laser to facilitate "hatching" and promote embryo development and a successful pregnancy.

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

     Markets. The market for the IVF Workstation consists of the more than 1,300 clinics worldwide that treat infertility, approximately 300 of which are located in the United States. Worldwide, these clinics conduct approximately 100,000 IVF treatment cycles a year. At an average cost of $5,000 per treatment cycle, it is estimated that over $500 million is spent annually for IVF procedures. The Company believes that the IVF Workstation may substantially increase success rates and reduce the time and cost required to successfully complete a fertility treatment cycle, thereby increasing profits and revenue to the clinician.

     Competition. The Company is not aware of any other product that combines all of the features and performance specifications of the IVF Workstation. Fertilase, a company in Switzerland, has introduced a product that provides laser-assisted hatching, but does not offer all of the features found in the IVF Workstation.

     Regulatory Status. In the United States, FDA clearance is required for sale of the IVF Workstation. The only functional component of the IVF Workstation that requires FDA clearance is the laser module used for laser-assisted hatching. Clinical trials of the IVF Workstation are being transferred to Hamilton Thorne Research where, if the FDA approves the transfer, they will proceed under an FDA-approved Investigational Device Exemption (IDE) that was obtained by the Company. There can be no assurance whether FDA clearance for sales of the IVF Workstation in the United States will be obtained.

Scientific Research Instruments

     Applications of the Scientific Research Instruments. The Cell Robotics Research Workstation allows scientists to manipulate objects in micro-space, upgrading the microscope from simply an instrument for observation to an interactive micro-laboratory. The scientific research instruments are designed to enhance the usefulness and importance of the conventional laboratory microscope as a tool in medical, biological and genetic applications in the life sciences. The technology can be used for cell separation, cell to cell interaction, micro-dissection, and intercellular manipulation of living cells. Third parties for cancer research and immunology, neurobiology, assisted reproductive techniques and genome research is currently using the Cell Robotics Research Workstation.

     Description. In 1996, the Company introduced the computer-controlled Cell Robotics Research Workstations for optical trapping, micromanipulation and microsurgery. These workstations are based on the Company's core LaserTweezers(R), LaserScissors(TM), CellSelector(TM) and SmartStage(R) technologies. Computer control provides powerful, user-friendly features such as interactive software with mouse or keyboard control, unique motorized stage and motorized focus drive providing motion in three directions. The Cell Robotics Research Workstation integrates the Company's research instruments into a complete computer-controlled optical trapping and ablation workstation.

     Markets. Principal markets for the Cell Robotics Research Workstation research instruments are colleges, universities, research laboratories, biotechnology and pharmaceutical companies, and commercial laboratories conducting biological research. The Company's marketing strategy is to identify key scientists who are engaged in specific research applications for which the Company's instruments are particularly well suited.

     In the United States, the research market consists of approximately 108,000 research biologists working in 2,400 institutions. The Company targets users of inverted microscopes, for which there were approximately 10,000 existing users in 1996 and approximately 1,000 new purchases were made annually in the United States and Canada. Worldwide, the installed base of inverted microscopes was approximately 33,000 in 1996, with 3,000 additional new sales annually.

     Marketing and Distribution. While the intention is to focus marketing efforts on the distribution and sale of laser-based medical devices, the Company will continue to promote and market the scientific research instruments through direct sales, dealers, representatives and distribution arrangements. The Company currently has an agreement with Mitsui granting exclusive distribution rights for the Company's products in Japan for a term of ten years expiring in September 2005. Mitsui has assigned its distribution rights to the Cell
Robotics Research Workstation in Japan to Meiwa Shoji Company Ltd. The Company has also expanded domestic and international distribution channels to include distributors in 17 countries.

     Manufacturing. The Company's manufacturing approach for the Cell Robotics Research Workstation attempts to minimize capital outlay by outsourcing parts to machine shops and circuit board companies. Final assembling and testing is completed at the Albuquerque, New Mexico facility to ensure the quality of the final products. The Company plans to continue this approach with new and current products.

     Competition. Competitors for the Cell Robotics Research Workstation, which include P.A.L.M., and S&L Microtest, both German companies, and Sigma Koki, a Japanese company, are making multi-trap and custom trapping instruments. Arcturus, a United States company offers a laser micro-dissection system.

     Regulatory Status. The Company received the CE Mark for the Cell Robotics Research Workstation in September 1997. This product line does not currently require other regulatory clearances.

Competition in General

     The industry for the Company's laser-based medical devices is characterized by rapidly evolving technology and intense competition. Many companies, including both large organizations as well as several specialized laser-based medical device companies are engaged in similar activities. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and to protect technologies that they have developed, some of which will be directly competitive. Most of the Company's competitors have substantially greater resources, including financial and human resources.

     The Company believes it has a competitive advantage in producing the compact, low-cost laser design utilized in the Lasette. However, part of this cost advantage depends in part upon the ability to maintain a relationship with the supplier of the crystals used in the manufacture of the lasers. Alternative sources of supply for the crystals, while available, would increase the production cost of the product and somewhat reduce the Company's competitive advantage.

     The development of new advanced technologies for determining and/or controlling glucose levels in diabetic patients is a focus of many corporate research and development efforts throughout the world. Several companies are developing glucose testing products based on non-invasive technologies, using skin patches and lasers. To the best of the Company's knowledge, none of the products have been successfully commercialized or has received FDA clearance for monitoring for insulin injections in the United States. However, if these products are approved for sale and become commercially available in the United States in the future, they could have a material adverse effect on the potential sales of the Lasette, and, as a result, on the Company's business, financial condition and its results of operations.

     The Company's success is highly dependent upon its ability to manufacture, distribute and sell the new laser-based medical devices. The Company's products are targeted towards very large markets that may attract large and well-funded competitors. There can be no assurance that the Company can achieve its production and sales goals.

     The principal factor affecting the Company's competitive position is the suitability of its instruments for, and performance in, a particular application. Due to the highly specialized nature of the markets, such traditional competitive factors as price, delivery, upgradability and support are less significant. The Company faces potential competition from a number of established domestic and international companies, all of which have substantially greater engineering, manufacturing, marketing and financial capabilities. The Company's ability to compete successfully in existing and future markets will depend on elements both within and outside its control, including, but not limited to, success in market penetration, protection of products by effective utilization of intellectual property laws, including full exercise of the Company's patent rights, improvements in product quality and reliability, ease of use, price, diversity of product line, efficiency of production, the rate at which customers incorporate the Company's instruments into their products, product introductions by our competitors and general domestic and international economic conditions.

Intellectual Property

     The Company relies primarily on the ability to rapidly develop new generations of technology from its core technology and a combination of patent, trade secret, copyright and trademark laws, confidentiality procedures and other intellectual property protection methods to protect its proprietary technology. The Company's laser-based medical devices currently do not have absolute patent protection and the scientific research instruments have only limited patent protection. There can be no assurance that other patent holders or other third parties will not assert a claim of intellectual property infringement by the Company or by its licensors with respect to current and future technology. Competitors, in the United States and in foreign countries, many of which have substantially greater resources, and have made substantial investments in competing technologies, may apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products. The Company is aware of several patents held by third parties that relate to certain aspects of the Company's products. There can be no assurance that these patents would not be used as a basis to challenge the Company's current or future patents, to limit the scope of its patent rights or to limit the Company's ability to obtain additional or broader patent rights.

     Cell Robotics Research Workstation, IVF Workstation and Laser Initiated PCR Intellectual Property. Bell Laboratories of Lucent Technologies patented the basic concept of optical trapping which is central to the use of the LaserTweezers(R) in the Cell Robotics Research Workstation. In 1991, the Company obtained a non-exclusive license covering the Lucent Patent. In 1994, the license with Lucent was converted from non-exclusive to exclusive, however in 1998, to reduce the minimum payments required under the Lucent agreement, that agreement was converted back to non-exclusive arrangement. The Company has also been issued two (2) United States patents, which expire July 23, 2012, related to the Cell Robotics Research Workstation, but which are not used in the current products. One patent covers a three-dimensional mechanical staging for microscopes and the other a specialized chamber for the LaserTweezers. In addition, a patent associated with the IVF Workstation regarding the shape of the laser beam associated with "laser assisted hatching" was submitted to the United States Patent and Trademark Office on June 17, 1998 and is currently pending.

TRADEMARKS

-------------------------------------------------------------------------------------------------------------------------------
Title                     Docket ID              App. #         File date        status          Registration     Registration
                                                                                                      No.             Date
-------------------------------------------------------------------------------------------------------------------------------
LASERSCISSORS             D-2081-20            74/483,382        1/27/94         Pending                               -
-------------------------------------------------------------------------------------------------------------------------------
SMART STAGE               D-2080-20            74/483,347        1/27/94       Registered           1,909,528        8/1/95
-------------------------------------------------------------------------------------------------------------------------------
CELLSELECTOR              D-2079-20            74/483,349        1/27/94         Pending              -                -
-------------------------------------------------------------------------------------------------------------------------------
LASERTWEEZERS             D-2039-20            74/433,636         9/8/93       Registered           1,916,039        9/5/95
-------------------------------------------------------------------------------------------------------------------------------

PATENTS

------------------------------------------------------------------------------------------------------------------
Title                            Docket ID     App #      file date   Status     pat. #     Issue date   Exp. date
------------------------------------------------------------------------------------------------------------------
Flexure Structure for 3-D         GC-149     07/919,361     7/23/92   Issued    5,374,556     12/20/94   7/23/2012
 microscope stage
------------------------------------------------------------------------------------------------------------------
Manipulation Chamber for          GC-150     07/919,183     7/23/92   Issued    5,364,744     11/15/94   7/23/2012
 LaserTweezers
------------------------------------------------------------------------------------------------------------------
Providing Uniform                 CER006     09/098,902     6/17/98   Pending
 Distribution of Energy to
 Microscopic Targets for IVF
 Workstation
------------------------------------------------------------------------------------------------------------------
Activating Thermo-Enzyme          CER007     09/082,124     5/19/98   Issued    5,972,667     10/26/99   5/19/2018
 Reactions w/ EM Energy
 (Laser initiated PCR
 reaction)
------------------------------------------------------------------------------------------------------------------

     The Laser PCR patent describes a method and apparatus for activating a thermo-enzyme reaction, such as polymerase chain reaction (PCR) or other temperature-sensitive transformation of biological systems. Electromagnetic energy such as from a laser is applied to a microscopic target to produce a rapid elevation of temperature of at least a portion of the target. The laser beam can have a wavelength in the infrared range greater than 750 nm. The source of electromagnetic energy can be used in association with a microscope and/or objective lens to irradiate single cells or molecules. Because a laser is used, the proposed apparatus can be made compact and transportable to meet requirements for single cell analysis for clinical use.

     The proposed laser PCR instrument would embody the amplification of genetic material in a volume that could be as small as or even smaller than a single cell. The envisioned device would make use of existing technologies developed and currently in use in the Company's product lines. These include the means to focus the laser beam precisely and control the laser energy delivered. This approach to work with biological systems is protected by U.S. patent Number 5,972,667, issued October 1999. Although not reduced to practice, a protocol will soon be examined, and a prototype instrument is under development.

     The amplification of genetic material with the unique properties of a laser beam could find widespread application in the routine diagnosis of diseases including exotic diseases. The patented technology should offer means to allow research scientist the prospective molecular identification of pathogens before the onset of disease.

     The commercial success of the laser-based medical devices will depend, in part, upon the Company's ability to protect and defend its intellectual property rights and the competitive advantages that those rights offer to the Company's products. There can be no assurance that the Company will be successful in these efforts.

     Due to the rapid technological developments in the industry in which the Company competes and the broad and rapidly developing patent coverage, the Company's patent position is subject to uncertainties and may involve complex legal and factual issues. Consequently, although the Company holds certain patents, license and is currently applying for additional patent applications, there can be no assurance that patents will be issued from any pending or future applications or that claims allowed by any existing or future patents issued or licensed to the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide the Company with adequate protection. Moreover, the Company may be required to participate in interference proceedings to determine the priority of inventions, which could result in substantial costs. There can be no assurance that the Company will not be required to defend itself against future infringement claims of third parties. Such additional litigation could represent a substantial commitment of the Company's limited capital resources, including both funds and human resources, without any assurance that the Company will ultimately prevail on the merits. As a result, the potential of such litigation could represent a material adverse effect upon the Company's future financial condition and results of operations.

Other Intellectual Property

     In addition to the patent and trademark rights, the Company relies upon certain proprietary know-how in product development and manufacturing processes and has entered into employee and third party nondisclosure agreements to protect its proprietary technology. In addition, the Company has developed distinctive trademarks for both the laser-based medical devices and the scientific research instruments, which it believes, constitutes valuable intellectual property rights. The Company has obtained federal trademark registrations for LaserTweezers(R) and SmartStage(R), both modules of the Cell Robotics Research Workstation and Lasette(R).

Research and Development

     The Company's success will depend in large part upon its ability to enhance existing products and to continue developing new products incorporating the latest improvements in laser technology. Accordingly, the Company is committed to investing resources in research and development activities.

     During the years ended December 31, 1999, and December 31, 1998, $551,486 and $849,166 was spent, respectively, on internal research and development programs. As of December 31, 1999, three of the Company's scientists and engineers were engaged primarily in research and development activities. The majority of funds expended for internal research and development activities were derived from equity financing and short-term borrowings from the Company's principal stockholder, Mitsui, and the sale of securities in 1995, 1996, 1997, 1998 and 1999. The Company does not have any research arrangements with outside R&D firms and at this time it does not anticipate future development arrangements with third parties. The Company does not currently perform any research and development under contract to third parties except for Small Business Innovative Research ("SBIR") grants from the federal government. These include a Phase II grant from the National Cancer Institute (NCI) of the National Institutes of Health (NIH). The grant award funds two years of development of a proprietary laser instrument for semi-automated single cell sorting. The total grant award over two years is approximately $727,000, of which approximately $522,052 has been received to date. The receipt of this award should facilitate the Company's goal of developing a single cell analysis workstation, which could aid in the understanding of cancer cells and viruses. Proceeds from this award will be used to expand the current capabilities of the Cell Robotics Research Workstation and LaserTweezers technology.

     While the Company is actively engaged in the development of potential future products from its core technology, these products are essentially extensions of the current product lines. There can be no assurance that any of these programs will be continued or completed. Even if these products are successful, the Company at this time does not expect to introduce any resulting new products in the near short term future, and there can be no assurance that any such products will be commercially successful.

Government Regulation-Product Approval Process

     The Company is subject to a variety of government regulations pertaining to various aspects of its marketing, sales and manufacturing processes. The Company has successfully obtained many of the regulatory clearances that are required to market and sell its products, however additional clearances for broader markets may be required, and there can be no assurance these will be obtained.

     For research applications, the Company's products are subject only to FDA safety regulations. However, the European Community ("EC") requires that research instruments receive the CE Mark before they can be exported to the EC. The Company has received the CE Mark for the Cell Robotics Research Workstation and all of its modules in September 1997 and has also received the CE Mark for the Professional Lasette and IVF Workstation.

     In the United States, the Company's laser-based medical devices are subject to rigorous regulation under federal and state statutes and regulations governing the testing, manufacture, safety and efficacy, labeling, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework may take many months and may involve the expenditure of substantial resources. In addition to obtaining FDA clearances for each product, each manufacturing establishment must be registered with, and approved by the FDA and is required to be certified to meet ISO 9001 and EN 46001 requirements.

     The FDA has a separate review processes for medical devices that must be followed before such products can be commercially marketed in the United States. There are two basic review procedures for medical devices in the United States. Certain products may qualify for a Section 510(k) procedure, under which the manufacturer gives the FDA a Pre-Market Notification ("510(k) Notification") of the manufacturer's intention to commence marketing of the product at least 90 days before the product will be introduced for clinical use. The manufacturer must obtain written clearance from the FDA before it can commence marketing. Among other requirements, the manufacturer must establish in the 510(k) Notification that the product to be marketed is "substantially equivalent" to another legally-marketed, previously existing product. If a device does not qualify for the 510(k) procedure, the manufacturer must file a Pre-Market Approval Application ("PMA"). The PMA requires more extensive pre-filing testing than the 510(k) procedure and involves a significantly longer FDA review process.

     FDA clearance for use of the Professional Lasette for adult patients with diabetes in clinical settings was issued to the Company in October 1997; for use by adolescents in clinical settings was issued on June 29, 1998; for home use for testing glucose on December 7, 1998; and for all blood screening tests used in a clinical setting on January 15, 1999. The Company can now market the Professional and Personal Lasette for essentially all applications in the United States, which require capillary blood draw for blood screening and/or sampling. The IVF Workstation, as a Class III device insofar as laser-assisted hatching is concerned, was not eligible for the Section 510(k) procedure and requires the submission of a PMA application. The IVF Workstation was granted an Investigational Device Exemption (IDE) and is in the process of completing detailed clinical trials. Although marketing in the United States must await FDA clearance, the Company has received the CE Mark in 1998, which enables it to market the IVF Workstation in Europe and most foreign countries.

     For marketing outside of the United States, the Company will be subject to foreign regulatory requirements governing clinical trials and marketing approval for the products. Requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. Although the Company has employees who are experienced in the EC and other regulatory procedures, the Company does not currently have any facilities or employees outside of the United States. In some cases the Company will rely on its strategic partners in foreign markets to satisfy the regulatory requirements imposed by those jurisdictions.

Employees

     At March 27, 2000, the Company had 17 full-time employees and 1 part-time employee. Of the full-time employees, 4 were principally engaged in product development, 6 in manufacturing, including quality control, 3 in marketing and sales and the balance in administration and finance. The Company's employees are not represented by a labor organization or covered by a collective bargaining agreement. The Company has not experienced work stoppages and believes that the relation between the Company and its employees is good. The Company's will depend, in part, on a continued ability to attract and retain qualified technical, marketing and management personnel.

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

ITEM 3.  LEGAL PROCEEDINGS

     Paradigm Group, LLC ("Paradigm"), an investment and financial consulting company, has alleged that the Company agreed to issue 185,000 shares of the Company's common stock to Paradigm for $2.40 per share as part of a proposed private placement offering. The allegation is based upon an alleged oral agreement between the Company and Paradigm. The Company denies that any binding agreement was reached, that any and all discussions between the two parties were preliminary discussions about a proposed private placement offering. Further, a proposed private placement offering was to be at all times, subject to the authorization and approval by the Company's Board of Directors, which did not occur and a material condition precedent to the consummation of any agreement between the parties. Currently, no action has been filed for this claim to the Company's knowledge.

     Big Sky Laser Technologies, Inc., ("BSLT"), an OEM manufacturer and developer of laser-based medical devices, has alleged that the Company is in breach of contract under an exclusive OEM supplier agreement dated May 20, 1998 entered into by the parties (the "Agreement"). Under the terms of the Agreement, BSLT was granted exclusive manufacturing rights to the Professional Lasette product while the Company maintained the exclusive distribution rights to the same, subject to certain minimum order requirements. BSLT has given the Company notice of termination and notice of breach of the Agreement, alleging in pertinent part that the Company (i) failed to take delivery of 1,012 units of the Professional Lasette product; (2) failed to provide laser rods and other components necessary in the manufacture of 1,000 units ordered by the Company; and (3) failed to make the required payment for certain products already delivered to the Company. The Company disagrees with these allegations. BSLT and the Company are currently in discussions seeking to restructure their relationship and/or reach an amicable resolution involving the Agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 1999.

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Price Range of Common Stock

     The Company's Common Stock is traded over-the-counter and quoted on the OTC Electronic Bulletin Board ("Bulletin Board") on a limited and sporadic basis under the symbol "CRII." The reported high and low bid and asked prices for the Common Stock are shown below for the period through March 27, 2000. The prices presented are bid and asked prices, which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commission to the broker-dealer. The prices do not necessarily reflect actual transactions.

                                             Bid               Ask
                                       ---------------   ---------------
                                        Low      High     Low      High
                                       ------   ------   ------   ------

1998
  First Quarter                       $ 1.938  $ 2.797   $1.938   $ 3.00
  Second Quarter                        1.375    2.469    1.391     2.75
  Third Quarter                         0.844    1.625    0.844     1.75
  Fourth Quarter                        0.688     3.00    0.766    3.844

1999
  First Quarter                       $ 1.813  $ 2.813   $1.938   $ 3.00
  Second Quarter                        1.500    2.188    1.656    2.531
  Third Quarter                         1.531    2.125    1.625    2.438
  Fourth Quarter                        1.563    2.125    1.750    2.313

2000
  First Quarter (through 3/27/00)     $1.5313  $8.6878   $2.248   $7.968

     The bid and ask prices of the Common Stock on March 27, 2000 were, $5.5625 and $5.656 respectively, as quoted on the Bulletin Board. As of March 27, 2000 there were approximately 165 stockholders of record of the Common Stock.

Dividends

     The Company has not paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future. It is anticipated that any earnings generated from operations of the Company will be used to finance its ongoing operations. No restrictions exist upon the Company's ability to pay dividends.

     The Company's Series A Convertible Preferred Stock (the "Preferred Stock") automatically converted into shares of Common Stock in January 1999, when the sum of closing bid prices of the Preferred Stock and two Warrants was at least $12.375 for ten consecutive days. Due to the automatic conversion, a final dividend in the form of shares of the Company's Common Stock was accrued and paid to all shareholders of record on February 2, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.


Results of Operations - Year ended December 31, 1999 compared to the Year ended December 31, 1998

     During the year ended December 31, 1999 the Company's operating activities included continuing efforts to complete the development of its laser-based medical devices and marketing of the Lasette. Product sales for the period were generated from sales of its scientific research instruments and its clinical laser-based medical devices. Total revenues from product sales and grant revenue decreased .8% from $1,429,001 during the 1998 period to

$1,417,317 during 1999. Research and development grant revenue decreased 31.7% from $179,298 during 1998 to $122,381 during 1999. The gross profit realized by the Company on product sales generated during fiscal 1999 was $230,806, or 17.8% compared to a gross profit of $401,463, or 32.1%, realized during fiscal 1998. This decrease was driven by a reduction in retail selling prices due to competitive pricing pressures as well as increased warranty expenses associated with newly released products.

     Operating expenses incurred during fiscal 1999 were $2,165,551, a decrease of $103,712, or 4.6%, below fiscal 1998 operating expenses of $2,269,263. This decrease was principally attributable to a reduction in research and development expenses.

     Research and development expenses decreased by $297,680, or 35.1%, due primarily to a reduction in professional design and engineering consulting fees required by the Company's laser-based medical devices. Marketing and sales related expenses incurred during fiscal 1999 were $625,777, an increase of $16,489, or 2.7%, above fiscal 1998 marketing and sales expenses of $609,288. Expenses related to the marketing introduction of the Company's new Personal Lasette product were primarily responsible for this increase.

     General and administrative expenses associated with the conduct of the Company's business increased, from $810,809 during the year ended December 31, 1998 to $988,288 for the year ended December 31, 1999, an increase of $177,479 or 21.9%. This increase was driven by the effort of the Company to maintain ISO 9001 certification, increased product liability premiums, increased SEC reporting activity and enhanced investor relations' activities.

     During the fiscal period ended December 31, 1999, other income and expenses decreased from an $84,454 net contribution to income for the year ended December 31, 1998 to a $25,395 net contribution to income. This decrease was due almost exclusively to the reduction of interest earned on declining cash balances.

     As a result of the foregoing, the Company's net loss applicable to common shareholders for the year ended December 31, 1999 increased by $367,057, or 17.8%, from a net loss applicable to common shareholders of $2,057,573 for the year ended December 31, 1998 to a net loss applicable to common shareholders of $2,424,630 for the comparable period ended December 31, 1999. This resulted in a net loss of $0.31 per share on 7,734,762 weighted average shares outstanding for the year ended December 31, 1999 compared to a net loss of $0.39 per share on 5,278,347 weighted average shares outstanding for the comparable period ended December 31, 1998.

     Other than the foregoing, management knows of no trends or other demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material impact on the Company's results of operations. See additional discussion regarding the BSLT agreement in Item 3 - Legal Proceedings.

Liquidity and Capital Resources

     Since its inception, the Company has relied principally upon the proceeds of both debt and equity financing to provide working capital for its product development and marketing activities and, to a lesser extent, the proceeds of two small SBIR grants. The Company has not been able to generate sufficient cash from operations and, as a consequence, additional financing has been required to fund ongoing operations. In 1995, the Company completed a private offering of equity in which it raised approximately $2.875 million. As part of that private offering, the Company issued a series of warrants, whose exercise during the third quarter of 1996 resulted in an additional capital infusion of approximately $2 million. In connection with that private offering, the Company issued to Paulson Investment Company, Inc., who served as placement agent, warrants exercisable for a period of five years to purchase 11.5 units at a price of $25,000 per unit, each unit consisting of 20,000 shares of Common Stock and 10,000 Class A Warrants. In August 1997, the Company completed a private sale of 200,000 shares of Common Stock for gross proceeds of $650,000. The Company agreed to exchange the 200,000 shares of Common Stock for 78,788 of the Units as offered in the secondary offering (the "Secondary Offering") completed in February 1998. In December 1997, the Company obtained a short-term loan from Paulson in the principal amount of $500,000 that was repaid, without interest, out of the proceeds of the Secondary Offering.

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

     In July 1999, the Company sold 9.5 units to four investors in a private placement of its securities. Each unit consisted of 35,000 shares of Common Stock and 7,500 common stock purchase warrants. Each warrant is exercisable through February 2, 2003 to purchase one share of common stock for a price of $2.40 per share. In connection with this private placement, the Company granted 15,000 warrants to two placement agents. In connection with legal services the Company granted an additional 15,000 warrants to one of the investors for those services unrelated to this private placement. These 30,000 warrants are exercisable through February 2, 2003 to purchase shares of Common Stock for a price of $2.40 per share. Gross proceeds received from this private placement totaled $475,000.

     Cash used in operations for the years ended December 31, 1999 and 1998 was $ 1,584,722 and $1,935,800 respectively. The primary reasons for the decrease in cash used in operations during the year ended December 31, 1999, as compared to the prior period, are the decrease in product development and marketing expenses during that period, and an increase level of account payable and accrued liabilities.

     Cash provided by financing activities for the years ended December 31, 1999 and 1998 were $887,551 and $2,852,504 respectively. These figures reflect the equity financing discussed above and a note payable to a member of the Company's Board of Directors.

     The Company's liquidity and capital resources continued to decrease during the year ended December 31, 1999, due primarily to the Company's ongoing operating losses.

     The Company's current ratio at December 31, 1999 was 1.6:1, compared to a current ratio of 4.3:1 on December 31, 1998. This decrease in liquidity is primarily due to the use of proceeds raised from the Secondary Offering completed in February 1998 and the July 1999 Private Placement for continued operating activities. Total assets decreased from $2,583,052 at December 31, 1998 to $2,013,666 at December 31, 1999, a decrease of $569,386 or 22%.

     The decrease in the Company's current assets of $772,497, or 34%, was the result of a decrease in cash and cash equivalents, which declined from $1,375,575 at December 31, 1998, to $358,379 at December 31, 1999, a decrease of
$1,017,196 or 73.9%. This decrease in cash and cash equivalents was primarily the result of using cash for continued operating activities and the purchase of product component inventory. A decrease in accounts receivable of $40,295, from $246,573 at the end of 1998, to $206,278 at December 31, 1999 was primarily due to an increase in bad debt allowance, but also reflects a more timely accounts receivable collection process. Inventory increased in the amount of $371,722 or 70.6%, due to manufacturing ramp up of our laser-based medical devices.

     At December 31, 1999, the Company's total current liabilities increased $375,504, from $533,329 at December 31, 1998 to $908,833 at December 31, 1999.
Increases in accounts payable of $356,717, or 108.9%, and royalties payable of $34,009, or 101.5 %, were directly related to the purchase of manufacturing inventory and increased delivery of royalty bearing products.

     As a result of the foregoing, the Company's working capital decreased from $1,738,339 at December 31, 1998 to $590,338 at December 31, 1999, a decrease of $1,148,001. This decrease was due almost exclusively to the Company's use of cash for continued operations discussed above.

     Corporate management expects that its cash used in operating activities during fiscal year 2000 will be less than the cash used in 1999. The timing of the Company's future capital requirements, however, cannot accurately be predicted. Capital requirements depend upon numerous factors, including, most notably, the market acceptance of its new laser-based medical devices. If capital requirements vary materially from those currently planned, the Company may require additional financing, including but not limited to, the sale of equity or debt securities; however, there can be no assurance that additional funding will be obtained. Further additional equity financing may have a dilutive effect on the Company's existing stockholders and debt financing, if available, may involve pledging some or all of the Company's assets and may contain restrictive covenants with respect to raising future capital and other financial and operational matters. At this time, the Company does not have available other sources of capital to satisfy its cash requirements until revenues from operations can be realized through future product sales. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations, which could have a material adverse effect upon the Company's business, financial condition and results of operation. Corporate management anticipates that its current working capital, proceeds from financing activities (see "Subsequent Events") and increased product sales are sufficient to meet the Company's operational deficits through fiscal 2000.

Net Operating Loss Carryforwards

     At December 31, 1999, the Company had a net operating loss carryforward for income tax purposes of approximately $15,800,000, which expires beginning in 2006. Under the Tax Reform Act of 1986, the amounts of and the benefits from net operating loss carryforwards are subject to certain limitations in the amount of net operating losses that the Company may utilize to offset future taxable income. The ownership changes in 1995 in connection with the IFC acquisition will limit the use of this net operating loss carryforward under applicable Internal Revenue Service Regulations.

Year 2000 Disclosure

     Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date field used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished during the years leading up to 2000 was effective to prevent most problems. The Company has not experienced any such computer difficulty; however, computer experts have warned that there may still be residual consequences of the change in centuries and say such difficulties, depending upon their pervasiveness and severity, may have a material adverse effect on the Company's business, financial condition and results of operations. Any of the following could have a material adverse effect on the Company's business, financial condition and results of operations:

     . a failure to fully identify all year 2000 dependencies in the Company's systems;

     . a failure to fully identify all year 2000 dependencies in the systems of third parties with whom the Company does business;

     . a failure of any third party with whom the Company does business to adequately address their year 2000 issues;

     . the failure of any contingency plans developed to protect the Company's business and operations from year 2000-related interruptions; and

     . delays in the implementation of new systems resulting from year 2000 problems.

Subsequent Events

     In January 2000, the Company terminated its public and investor relations agreement with RCG Capital Markets Group, Inc. effective January 1, 2000. In lieu of payment for three additional months of service retainer fees, options for an additional 25,000 shares at an exercise price equal to the closing price of the Company's common stock on February 15, 2000 were granted. Due to early termination of this agreement, 50,000 unvested options were cancelled.

     Additionally, in January 2000, the Company issued a total of 40,000 common stock purchase warrants to an investment research firm and its new public relations firm. The Company is also committed under the terms of the agreement with the new public relations firm to issue an additional 30,000 warrants if representation continues beyond six months. The warrants are exercisable through February 2, 2003 to purchase one share of common stock for a price of $2.40 per share. Of the additional 30,000 warrants, 15,000 vest after three months of services and the remaining 15,000 vest after six months of services. The fair value of these performance-based options will be measured upon vesting and charged to operations at such time.

     In February 2000, and subsequently amended in March 2000, the Company executed a secured convertible promissory note from a private investor. The principal amount of $1,200,000 will be paid in full with 500,000 shares of the Company's common stock at the time such shares are registered with the SEC. The private investor paid $250,000 on March 3, 2000; $250,000 on March 9, 2000; $200,000 on March 28, 2000; and the remaining $500,000 will be paid on or before April 21, 2000. If the $500,000 payment is not made by April 21, 2000, a financial institution will make the payment to the Company subject to an irrevocable payment guarantee on April 28, 2000. The note will bear interest from July 25, 2000 at the Bank of America prime rate as of March 3, 2000 plus 500 basis points with no interest accruing until July 25, 2000. The principal amount and any accrued unpaid interest are due and payable on any date after February 25, 2001 but before February 25, 2002. This note is secured by accounts receivable and inventory of the company. In connection with the beneficial conversion feature of this note, the Company will record a charge of $1,200,000 upon registration of the common stock with the SEC and conversion of the note into common stock.

     Additionally, in February 2000, an underwriter in a previous offering exercised a portion of its Placement Agent's Warrants to purchase a total of
10.9825 private units at a price of $25,000 per unit. Each unit consists of 20,000 shares of common stock and 10,000 Class A Common Stock Purchase Warrants. Proceeds to the Company were approximately $467,000.

     In March 2000, a previous distributor of the Company exercised its common stock purchase warrant to purchase 100,000 shares of common stock at a price of $2.25 per share.


ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements are filed as a separate section of this Report and attached hereto:

     1.   Independent Auditors' Report;
     2.   Consolidated Balance Sheets - December 31, 1999 and December 31, 1998;
     3. Consolidated Statements of Operations - for the years ended December 31, 1999 and 1998;
     4. Consolidated Statements of Stockholders' Equity - for the years ended December 31, 1999 and 1998;
     5. Consolidated Statements of Cash Flows - for the years ended December 31, 1999 and 1998; and
     6.   Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Part III, Items 9, 10, 11 and 12 are incorporated herein by reference from the Registrant's definitive proxy statement relating to its Annual Meeting of Shareholders which will be filed in an amendment within 120 days of December 31, 1999.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

**        3.2     Amended and Restated Bylaws

***       3.3(a)  Amended and Restated Articles of Incorporation

**        3.3(b)  Amended and Restated Articles of Incorporation dated May
                  23, 1995

**        4.1     Specimen Certificate of Common Stock

*****     4.2     Representatives' Common Stock Purchase Warrant

****      4.3     Warrant Agreement

****      4.3.1   Warrant Agreement (revised)

*****     4.4     Lohrding Option Agreement

*****     4.5    Certificate of Designation of Rights and Preferences of Series
                 A Convertible Preferred Stock

*****     4.6    Specimen Certificate of Series A Preferred Stock

*****     4.7    Specimen Unit Certificate

*****     4.8    Specimen Common Stock Purchase Warrant Certificate

*         10.1   Agreement and Plan of Reorganization between and among Cell
                 Robotics, Inc., Intelligent Financial Corporation, MiCel, Inc.,
                 Bridgeworks Investors I, L.L.C., and Ronald K. Lohrding

*         10.2   Employment Agreement of Ronald K. Lohrding

*         10.3   Employment Agreement of Craig T. Rogers

****      10.4   Employment Agreement of Travis Lee

*         10.5   Financing and Capital Contribution Agreement between and among
                 Cell Robotics, Inc., Intelligent Financial Corporation, MiCel,
                 Inc., and Bridgeworks Investors I, L.L.C.

*         10.6   Irrevocable Appointment of Voting Rights by Dr. Lohrding to
                 MiCel, Inc.

*         10.7   Stock Pooling and Voting Agreement

**        10.8   Royalty Agreement dated September 11, 1995 between the
                 Registrant, Cell Robotics, Inc., and Mitsui Engineering &
                 Shipbuilding Co., Ltd.

**        10.9   Agreement of Contribution and Mutual Comprehensive Release
                 dated September 11, 1995 between the Company, Cell Robotics,
                 Inc. and Mitsui Engineering & Shipbuilding Co., Ltd.

**        10.10  Distribution Agreement dated April 6, 1995, between Carl Zeiss,
                 Inc. and the Registrant

**        10.11  Distribution Agreement dated December 15, 1994, between MiCel,
                 Inc. and the Registrant

**        10.12  Revised License Agreement dated January 5, 1996 between the
                 Registrant and the Regents of the University of California

**        10.13  Purchase Agreement with Tecnal Products, Inc.

**        10.14  License Agreement with NTEC

***       10.15  License Agreement dated May 13, 1996, between the Registrant and GEM Edwards, Inc.

*****     10.16  Termination Agreement and Release between the Registrant and
                 GEM Edwards, Inc.

***
****      10.17  Employment Agreement of Dr. Ronald K. Lohrding dated February
                 2, 1998

******    10.18  Patent License Agreement between American Telephone and
                 Telegraph Company and Cell Robotics, Inc.

******    10.19  Amendment to AT&T License Agreement

******    10.20  Manufacturing Agreement between Big Sky Laser Technologies,
                 Inc. and Cell Robotics International, Inc. dated May 20, 1998.

**        21.0   Subsidiaries

****
****      23.0   Consent of KPMG LLP

****
****      24.0   Power of Attorney

****
****      27     Financial Data Schedule

____________________________________

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

***
**** Incorporated by reference from the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1997, as filed with the Commission on May 2, 1998.

****
****    Filed herewith


Current Reports on Form 8-K

        The Company did not file any Current Report on Form 8-K during the quarter ended December 31, 1999.

                         Independent Auditors' Report
                         ----------------------------



The Board of Directors and Shareholders
Cell Robotics International, Inc.


We have audited the accompanying consolidated balance sheets of Cell Robotics International, Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Robotics International, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KPMG LLP

Albuquerque, New Mexico
March 28, 2000

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheets
                          December 31, 1999 and 1998

                                                          1999            1998
                                                      ------------    ------------
Assets
------
Current assets:
 Cash and cash equivalents                            $    358,379    $  1,375,575
 Accounts receivable, net of allowance for
   doubtful accounts of $23,841 in 1999 and
   $1,841 in 1998 (note 12)                                206,278         246,573
 Inventory (note 12)                                       897,971         526,249
 Other                                                      36,543         123,271
                                                      ------------    ------------
   Total current assets                                  1,499,171       2,271,668
 Property and equipment, net (note 3)                      485,556         272,894
 Other assets, net (note 4)                                 28,939          38,490
                                                      ------------    ------------
    Total assets                                      $  2,013,666    $  2,583,052
                                                      ============    ============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Accounts payable                                     $    684,403    $    327,686
 Payroll related liabilities                               116,617         144,188
 Royalties payable                                          67,519          33,510
 Other current liabilities                                  40,294          27,945
                                                      ------------    ------------
    Total current liabilities                              908,833         533,329
 Note payable (note 10)                                    250,000               0
                                                      ------------    ------------
    Total liabilities                                    1,158,833         533,329
                                                      ------------    ------------
Stockholders' equity (notes 5 and 9):
 Preferred stock, $.04 par value. Authorized
   2,500,000 shares, zero and 465,533 shares
   issued and outstanding at December 31, 1999
   and 1998, respectively                                        0          18,622
 Common stock, $.004 par value. Authorized
   12,500,000 shares, 8,244,121 and 5,739,248
   shares issued and outstanding at December 31,
   1999 and 1998, respectively                              32,976          22,957
 Additional paid-in capital                             19,154,908      17,916,565
 Accumulated deficit                                   (18,333,051)    (15,908,421)
                                                      ------------    ------------
    Total stockholders' equity                             854,833       2,049,723
                                                      ------------    ------------
Commitments and contingencies  (notes 6 and 8)

                                                      $  2,013,666    $  2,583,052
                                                      ============    ============

         See accompanying notes to consolidated financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Operations
                For the years ended December 31, 1999 and 1998

                                                    1999           1998
                                                ------------   ------------
Product sales                                   $ 1,294,936    $ 1,249,703
Research and development grants                     122,381        179,298
                                                -----------    -----------

     Total revenues                               1,417,317      1,429,001
                                                -----------    -----------

Product cost of goods sold                       (1,064,130)      (848,240)
SBIR direct expenses                               (122,381)      (179,298)
                                                -----------    -----------

     Total cost of goods sold                    (1,186,511)    (1,027,538)
                                                -----------    -----------

     Gross profit                                   230,806        401,463
                                                -----------    -----------

Operating expenses:
  General and administrative                        988,288        810,809
  Marketing & Sales                                 625,777        609,288
  Research and development                          551,486        849,166
                                                -----------    -----------

     Total operating expenses                     2,165,551      2,269,263
                                                -----------    -----------

     Loss from operations                        (1,934,745)    (1,867,800)
                                                -----------    -----------

Other income (deductions):
  Interest income                                    26,111         85,429
  Interest expense                                     (716)          (975)
  Other                                                   0              0
                                                -----------    -----------

     Total other income                              25,395         84,454
                                                -----------    -----------

     Net loss                                    (1,909,350)    (1,783,346)
                                                -----------    -----------

Preferred stock dividends                          (515,280)      (274,227)
                                                -----------    -----------

Net loss applicable to common shareholders      $(2,424,630)   $(2,057,573)
                                                ===========    ===========

Weighted average common shares
  outstanding, basic and diluted                  7,734,762      5,278,347
                                                ===========    ===========

Net loss applicable to common shareholders
  per common share, basic and diluted           $     (0.31)   $     (0.39)
                                                ===========    ===========


         See accompanying notes to consolidated financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity
                For the years ended December 31, 1999 and 1998

                                                        Preferred Stock            Common Stock
                                                    ----------------------   ----------------------     Paid-in      Accumulated
                                                      Shares       Amount      Shares      Amount       Capital        Deficit
                                                    ----------   ---------   ----------   ---------   -----------   -------------
Balance at December 31, 1997                                -    $      -    5,245,414     $20,982    $14,037,243   $(13,613,348)

Issuance of units at $8.25, less
     costs of offering                                460,000      18,400            -           -      3,009,104              -
Exchange of outstanding
     common shares for units                           78,788       3,152     (200,000)       (800)       235,148       (237,500)
Options issued for services                                 -           -            -           -         60,688              -
Conversion of series A preferred stock                (73,255)     (2,930)     293,020       1,172          1,758              -
Stock dividend paid on
     series A preferred stock                               -           -      200,614         803        273,424       (274,227)
Issuance of shares at $1.50                                 -           -      200,000         800        299,200              -
Net loss for 1998                                                                                                     (1,783,346)
                                                     --------    --------    ---------     -------    -----------   ------------
Balance at December 31, 1998                          465,533    $ 18,622    5,739,248     $22,957    $17,916,565   $(15,908,421)

Conversion of series A preferred stock               (465,533)    (18,622)   1,862,132       7,449         11,173              -
Stock dividend paid on
    series A preferred stock                                -           -      183,211         732        514,548       (515,280)
Options and warrants issued for services                    -           -            -           -         76,909              -
Issuance of shares at $1.50                                 -           -      100,000         400        149,600              -
Exercise of stock options                                   -           -       27,030         108         37,058              -
Issuance of units at $8.25, less
    costs of offering                                       -           -      332,500       1,330        449,055              -
Net loss for 1999                                           -           -            -           -              -     (1,909,350)
                                                     --------    --------    ---------     -------    -----------   ------------
Balance at December 31, 1999                                -    $      -    8,244,121     $32,976    $19,154,908   $(18,333,051)
                                                     ========    ========    =========     =======    ===========   ============

         See accompanying notes to consolidated financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                For the years ended December 31, 1999 and 1998

                                                                     1999           1998
                                                                 ------------   ------------
Cash flows from operating activities:
 Net loss                                                        $(1,909,350)   $(1,783,346)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                   116,914        115,242
     Amortization of options issued for services                       7,279         53,409
     Options and warrants issued for services                         76,909              -
     Decrease (increase) in accounts receivable                       40,295        (22,717)
     Decrease (increase) in inventory                               (371,722)        59,784
     Decrease (increase) in other current assets                      79,449        (79,903)
     Increase (decrease) in accounts payable
       and payroll related liabilities                               329,146        (57,633)
     Increase (decrease) in other current
       liabilities and royalties payable                              46,358       (220,636)
                                                                 -----------    -----------
 Net cash used in operating activities                            (1,584,722)    (1,935,800)
                                                                 -----------    -----------

Cash flows from investing activities - purchase of
 property and equipment                                             (320,025)      (164,701)
                                                                 -----------    -----------

Cash flows from financing activities:
 Proceeds from sale of units, net of offering costs                  450,385      3,052,504
 Proceeds from (repayment of) loans                                  250,000       (500,000)
 Proceeds from issuance of common stock                              187,166        300,000
                                                                 -----------    -----------
   Net cash provided by financing activities                         887,551      2,852,504
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents:             (1,017,196)       752,003
Cash and cash equivalents:
 Beginning of year                                                 1,375,575        623,572
                                                                 -----------    -----------
 End of year                                                     $   358,379    $ 1,375,575
                                                                 ===========    ===========

Supplemental information:
 Stock options and warrants issued in exchange for services      $    76,909    $    60,688
 Exchange of common stock for units                              $         -    $   237,500
 Stock dividends on Series A Preferred Stock                     $   515,280    $   274,227
                                                                 -----------    -----------
 Interest paid                                                   $       716    $       975
                                                                 ===========    ===========


         See accompanying notes to consolidated financial statements.

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                  Notes to Consolidated Financial Statements


(1)  Business and Activities

     The Company has developed and is manufacturing and marketing a series of laser-based medical devices with applications in the blood sample and glucose collection and in vitro fertilization markets. The Company also develops, produces and markets a line of advanced scientific instruments that increase the usefulness and importance of the conventional laboratory microscope. The Company markets its scientific instruments in both domestic and international markets. In 1999, approximately 50 percent of the Company's product sales were domestic, with Asia, Germany, Brazil and South Africa being the Company's principal international markets.

     The Company's customers consist primarily of research institutes, universities, the diabetic patient and diabetic nurse educator as well as the physician community, medical clinics, and distributors.

(2)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          The consolidated financial statements include the accounts of Cell Robotics International, Inc. and it's wholly owned subsidiary (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     (d)  Inventory

          Inventory is recorded at the lower of cost, determined by the first-in, first-out method, or market.


          Inventory at December 31 consists of the following:


                                              1999       1998
                                            --------   --------
                  Finished goods            $ 78,358   $  3,003
                  Parts and components       741,841    394,215
                  Sub-assemblies              77,772    129,031
                                            --------   --------
                                            $897,971   $526,249
                                            ========   ========

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

     (e)  Property and Equipment

          Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized over the life of the lease.

     (f)  Earnings Per Share

          Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year, is the same as basic loss per share for 1999 and 1998, as all potentially dilutive securities were anti-dilutive.

          Options to purchase 1,618,123 and 1,631,820 shares of common stock were outstanding at December 31, 1999 and 1998, respectively. Additionally, warrants to purchase 1,878,826 and 1,762,576 shares of common stock were outstanding at December 31, 1999 and 1998 respectively. These were not included in the computation of diluted earnings per share as the exercise of these options and warrants would have been anti-dilutive because of the net losses incurred in 1999 and 1998.

     (g)  Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, royalties payable and accrued liabilities in the consolidated financial statements approximate fair value because of the short-term maturity of these instruments. The fair value of the note payable at December 31, 1999 cannot be determined without excessive costs due to its related party nature.

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

     (i)  Revenue

          The Company recognizes revenue on sales of its products when the products are shipped from the plant and ownership is transferred to the customer. Appropriate allowances are made for returns.

     (j)  Research and Development

          Research and development costs related to both present and future products are expensed as incurred. Research and development costs consist primarily of salaries, materials and supplies.

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                  Notes to Consolidated Financial Statements


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

(3)  Property and Equipment

     Property and equipment consist of the following at December 31:


                                               1999          1998
                                            -----------   ----------
             Furniture and fixtures         $   10,687    $   9,279
             Computers                         350,059      344,059
             Equipment                         830,458      517,843
             Leasehold improvements             48,961       48,961
                                            ----------    ---------
                                             1,240,167      920,142
             Accumulated depreciation         (754,611)    (647,248)
                                            ----------    ---------
             Net property and equipment     $  485,556    $ 272,894
                                            ==========    =========

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                  Notes to Consolidated Financial Statements


(4)  Other Assets

     Other assets consist of the following at December 31:

                                                1999        1998
                                             ---------   ---------

               Patents                         48,246      48,246
               Non-compete agreements           8,116       8,116
                                             --------    --------
                                               56,362      56,362
               Accumulated amortization       (27,423)    (17,872)
                                             --------    --------
               Net other assets              $ 28,939    $ 38,490
                                             ========    ========

(5)  Stock Options, Warrants and Employee Stock Purchase Plan

     (a)  Stock Options

          The Company has adopted a Stock Incentive Plan (the Plan) pursuant to which the Company's Board of Directors may grant to eligible participants options in the form of Incentive Stock Options (ISO's) under Section 422 of the Internal Revenue Code of 1986, as amended, or options which do not qualify as ISO's (Non-Qualified Stock Options or NQSO's). An aggregate of 1,500,000 shares of the Company's common stock is authorized for issuance under the Plan. Generally, stock options granted under the Plan have five-year terms and become fully exercisable after three or four years from the date of grant.

          Following is a summary of activity in the Company's options for employees, directors, outside consultants, and technical advisors:

                                                       Year ended December 31,
                                                    1999                     1998
                                           ----------------------   ----------------------
                                           Weighted-                Weighted-
                                            average                  average
                                           exercise                 exercise
                                             price       Number       price       Number
                                           ---------   ----------   ---------   ----------

     Outstanding at beginning of year          $1.81   1,631,820        $2.03   1,000,905
     Issued                                    $1.81      20,000        $2.11     745,000
     Exercised                                 $1.38     (27,030)           -           -
     Forfeited                                 $1.38      (6,667)       $2.50     (75,000)
     Expired                                       -           -        $1.78     (39,085)
     Repriced                                      -           -        $2.16    (500,850)
     Repriced                                      -           -        $1.38     500,850
     Outstanding at end of year                $1.82   1,618,123        $1.81   1,631,820
     Exercisable at end of year                $1.73   1,119,565        $1.72     994,595

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                  Notes to Consolidated Financial Statements



          The following summarizes certain information regarding outstanding stock options at December 31, 1999:

                                 Total                           Exercisable
                    ------------------------------------   -----------------------
                                              Weighted-
                                Weighted-      average       Weighted-
                                 average      remaining       average
 Exercise                        exercise    contractual     exercise
  price              Number        price    life (years)       price       Number
----------------    ---------   ---------   ------------   -----------   ---------
        $0.843        35,000      $0.843           3.7         $0.843      35,000
         1.375       472,153       1.375           2.3          1.375     379,095
         1.750       419,970       1.750           2.1          1.750     419,970
         1.813        20,000       1.813           4.3          1.813           -
         1.875        25,000       1.875           2.0          1.875      25,000
         2.000        40,000       2.000           3.7          2.000      40,000
         2.063       450,000       2.063           3.0          2.063     150,000
         2.500        75,000       2.500           3.7          2.500           -
         2.810        60,000       2.810           .92          2.810      60,000
         3.563        21,000       3.563           1.8          3.563      10,500
                   ---------      ------           ---         ------   ---------
Total              1,618,123      $ 1.82           2.5         $1.730   1,119,565
                   =========      ======           ===         ======   =========


          During 1998, the Company granted 450,000 options outside of the Plan, for the purchase of the Company's common stock to an officer of the Company. Of the options, 150,000 options vested in 1998 upon closing of the offering described in Note 9, and the remaining 300,000 options vest on November 30, 2002, provided, however, (i) 150,000 options will vest and become exercisable thirty days after any quarter in which the Company reports pre-tax income of at least $50,000; and (ii) 150,000 options will vest and become exercisable upon the Company reporting its first fiscal year with net income of at least $500,000. The options are exercisable for a period of 36 months from each respective vesting date, but in no event later than December 31, 2002.


          At December 31, 1999, there were 481,877 additional shares available for grant under the Plan. The weighted-average fair value of employee and director stock options granted in 1999 and granted and modified during 1998 was $1.08 and $.76, respectively, calculated on the date of grant or amendment using the Black Scholes option-pricing model with the following weighted-average assumptions:

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

                                         1999       1998
                                       --------   --------
          Expected dividend yield          0.0%       0.0%
          Risk-free interest rate        5.250%     4.767%
          Expected life of option      4 years    4 years
          Expected volatility             75.2%      75.2%

          The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its employee and director stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its employee and director stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                             1999           1998
                                                          -----------    ------------
          Reported net loss applicable to common
            shareholders                                  $(2,424,630)   $(2,057,573)
          Pro forma net loss applicable to common
            shareholders                                   (2,828,058)    (2,461,001)
          Pro forma net loss per share applicable to
            common shareholders - basic and diluted       $      (.37)   $      (.47)
                                                          ===========    ===========

     (b)  Warrants

          The Company has a Placement Agent's Warrant outstanding that was granted to an underwriter. The Placement Agent's Warrant is exercisable through September 30, 2000 to acquire up to 11.5 private units at a price of $25,000 per unit. Each unit consists of 20,000 shares of the Company's common stock. The Placement Agent's Warrant also includes 115,000 Class A Common Stock Purchase Warrants exercisable through December 31, 2000 to purchase 115,000 shares of common stock for a price of $1.75 per share (see note 12 - "Subsequent Events").

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

          The Company also has a common stock purchase warrant outstanding that was granted to a previous distributor of the Company. The warrant is exercisable through June 12, 2000 to purchase 100,000 shares of common stock for a price of $2.25 per share. (See note 12 - " Subsequent Events")

          In conjunction with the offering completed in February 1998, and the exchange of common shares for Units in February 1998, the Company has an additional 1,077,576 warrants outstanding exercisable through February 2, 2003 to purchase 1,077,576 shares of common stock for a price of $2.40 per share.

          In connection with the private placement completed in July 1999, (see note 9 -"Equity Transactions"), the Company has an additional 101,250 warrants outstanding exercisable through February 2, 2003 to purchase 101,250 shares of common stock for a price of $2.40 per share.

          In consideration for services received, the Company issued 15,000 warrants to a provider of corporate legal services. The warrants are exercisable through February 2, 2003 to purchase

          15,000 shares of common stock for a price of $2.40 per share. (See note 9 - "Equity Transactions").

     (c)  Employee Stock Purchase Plan

          The board of directors and stockholders have approved an Employee Stock Purchase Plan (ESPP). As of December 31, 1999 and 1998, no shares of common stock have been issued under the ESPP and there have been no subscriptions of employees to participate in the ESPP.


                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                  Notes to Consolidated Financial Statements


(6)  Royalty Agreements

     The Company is party to several royalty agreements under which it must make payments to the original holders of patents on components used in its products. Such royalties, equal to 1 to 2 percent of the net sales of the products containing patented components, are generally due upon sale of the products.

     Additionally, one royalty agreement requires a royalty payment equal to 7 percent of revenue generated from sales of the Company's products and pertains to the Company's worldwide, non-exclusive license agreement that continues until March 31, 2016. Beginning with the year 1999, the minimum royalty payable each year is $35,000 payable as follows: $17,500 sixty days after the end of each semiannual period ending June 30 and December 31.

(7)  Income Taxes

     No provision for federal or state income tax expense has been recorded due to the Company's losses. The Company has net operating loss carryforwards and temporary differences that give rise to the following deferred tax assets and liabilities:

                                               December 31,
                                           1999           1998
                                       ---------      -----------
Deferred tax assets:
 Net operating loss carryforwards      $ 5,375,500     $4,825,000
 Inventory capitalization                  150,000         97,000
 Vacation and sick leave payable            30,000         30,000
 Allowance for doubtful accounts             7,500              -
 Depreciation                                    -         18,000
 Accrued expenses                           48,000         48,000
                                       -----------     ----------
                                         5,610,500       5,018000
Less valuation allowance                (5,573,500)    (4,986,000)
                                       -----------     ----------
  Net deferred tax asset               $    37,000         32,000
                                       ===========     ==========

Deferred tax liabilities:
 Amortization                          $    31,000         32,000
 Depreciation                                6,000              -
                                       -----------    -----------
  Net deferred income taxes            $         -              -
                                       ===========    ===========

     The net deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $15,800,000 expires beginning in 2006 through 2019. Ownership changes resulting from the Company's reorganization in 1995 will limit the use of this net operating loss under applicable Internal Revenue Service regulations.

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                  Notes to Consolidated Financial Statements


(8)  Commitments and Contingencies

     The Company is obligated under a non-cancelable operating lease for building facilities, which is subject to 3 percent annual increases and expires on November 30, 2002. Rent expense for 1999 and 1998 was $112,939 and $105,987, respectively. Minimum annual lease commitments for all building facilities at December 31, 1999 are: $102,162 for 2000; $105,195 for 2001 and $98,977 for 2002.

     Paradigm Group, LLC ("Paradigm"), an investment and financial consulting company, has alleged that the Company agreed to issue 185,000 shares of the Company's common stock to Paradigm for $2.40 per share as part of a proposed private placement offering. The allegation is based upon an alleged oral agreement between the Company and Paradigm. The Company denies that any binding agreement was reached, that any and all discussions between the two parties were preliminary discussions about a proposed private placement offering, which was at all times subject to the authorization and approval by the Company's Board of Directors, which did not occur and a material condition precedent to the consummation of any agreement between the parties. Currently, no action has been filed for this claim to the Company's knowledge.

     Big Sky Laser Technologies, Inc., ("BSLT"), an OEM manufacturer and developer of laser-based medical devices, has alleged that the Company is in breach of contract under an exclusive OEM supplier agreement dated May 20, 1998 entered into by the parties (the "Agreement"). Under the terms of the Agreement, BSLT was granted exclusive manufacturing rights to the Professional Lasette product while the Company maintained the exclusive distribution rights to the same, subject to certain minimum order requirements. BSLT has given the Company notice of termination and notice of breach of the Agreement, alleging in pertinent part that the Company (1) failed to take delivery of 1,012 units of the Professional Lasette product;
     (2) failed to provide laser rods and other components necessary in the manufacture of 1,000 units ordered by the Company; and (3) failed to make the required payment for certain products already delivered to the Company. The Company disagrees with these allegations. BSLT and the Company are currently in discussions seeking to restructure their relationship and/or reach an amicable resolution involving the Agreement.

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

     The Preferred Stock was convertible at any time at the option of the holder. The Preferred Stock was convertible automatically upon the earlier of February 2001 or the date upon which the sum of the closing bid prices of the Preferred Stock and the Warrants included in the Units had been at least $12.375 for ten consecutive trading dates. The Preferred Stock had a liquidation preference of $8.25 per share and was entitled to a semiannual dividend of four-tenths of one share of common stock for each share of Preferred Stock. In January 1999, the Preferred Stock automatically converted to common stock based on the provisions detailed above.

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                  Notes to Consolidated Financial Statements


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

      In September 1998, the Company sold 200,000 shares of common stock for $300,000 to Chronimed, Inc. This investment by Chronimed was made as part of the exclusive distribution agreement entered into by the companies in August 1998. In March 1999, the Company shipped prototypes of the Personal Lasette to Chronimed. As part of, what was then, an exclusive distribution agreement, Chronimed was obligated to make an additional $150,000 investment in the Company upon acceptance of the prototypes. Chronimed made that investment in April 1999. In December 1999, the Company and Chronimed mutually agreed to convert their exclusive distribution agreement to a non-exclusive distribution agreement with no further equity or other commitments on behalf of either party.

      In July 1999, the Company sold 9.5 units to four investors in a private placement of its securities. Each unit consisted of 35,000 shares of common stock and 7,500 common stock purchase warrants. Each warrant is exercisable through February 2, 2003to purchase one share of common stock for a price of $2.40 per share. In connection with this private placement, the Company granted 15,000 warrants to two placement agents. In connection with other investment banking services the Company granted an additional 15,000 warrants to one of the placement agents for those services unrelated to this private placement. These 30,000 warrants are exercisable through February 2, 2003 to purchase one share of common stock for a price of $2.40 per share.

(10)  Note Payable

      In December 1999 the Company obtained a note payable for $250,000, from a member of its Board of Directors. The note does not bear interest if the note is paid in full at the end of six months. However, at the end of six months, any unpaid balance will begin to accrue interest at 6% .The balance as of January 15, 2001 is payable in 6 monthly installments beginning on that date.

(11)  Capital Resources

      Since inception, the Company has incurred operating losses and other equity, which have resulted in an accumulated deficit of $18,333,051 and operations that used net cash of $1,584,722 in 1999.

      The Company's ability to improve cash flow and ultimately achieve profitability will depend on its ability to significantly increase sales. Accordingly, the Company is manufacturing and marketing a series of laser-based medical devices, which leverage the Company's existing base of patented technology. The Company believes the markets for these new products are broader than that of the scientific instrumentation market and, as such, offer a greater opportunity to significantly increased sales. In addition, the Company is pursuing development and marketing partners for several of its new medical products. These partnerships will enhance the Company's ability to rapidly ramp-up its marketing and distribution strategy, and possibly offset the products' development costs.

      Although the Company has begun manufacturing and marketing its laser-based medical devices and continues to market its scientific instrument line, it does not anticipate achieving profitable operations any sooner than the fourth quarter of fiscal 2000. As a result, the Company's working capital surplus is expected to erode over the next twelve months. Nevertheless, the Company expects that its present working capital surplus, increased sales, and the proceeds from private convertible debt and equity placements (see note 12 - "Subsequent Events") will be sufficient to cover its expected operational deficits through 2000.

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

(12)  Subsequent Events

      In January 2000, the Company terminated its public and investor relations agreement with RCG Capital Markets Group, Inc. effective January 1, 2000. In lieu of payment for three additional months of service retainer fees, options for an additional 25,000 shares at an exercise price equal to the closing price of the Company's common stock on February 15, 2000 were granted. Due to early termination of this agreement, 50,000 unvested options were cancelled.

      Additionally, in January 2000, the Company issued a total of 40,000 common stock purchase warrants to an investment research firm and its new public relations firm. The Company is also committed under the terms of the agreement with the new public relations firm to issue an additional 30,000 warrants if representation continues beyond six months. The warrants are exercisable through February 2, 2003 to purchase one share of common stock for a price of $2.40 per share. Of the additional 30,000 warrants, 15,000 vest after three months of services and the remaining 15,000 vest after six months of services. The fair value of these performance-based options will be measured upon vesting and be charged to operations at such time.

      In February 2000 and subsequently amended in March 2000, the Company executed a secured convertible promissory note from a private investor. The principal amount of $1,200,000 will be paid in full with 500,000 shares of the Company's common stock at the time such shares are registered with the SEC. The private investor paid $250,000 on March 3, 2000; $250,000 on March 9, 2000; $200,000 on March 28, 2000; and the
      remaining $500,000 will be paid on or before April 21, 2000. If the $500,000 payment is not made by April 21, 2000 by the private investor, a financial institution will make the payment to the Company subject to an irrevocable payment guarantee on April 28, 2000. The note will bear interest from July 25, 2000 at the Bank of America prime rate as of March 3, 2000 plus 500 basis points with no interest accruing until July 25, 2000. The principal amount and any accrued unpaid interest is due and payable on any date after February 25, 2001 but before February 25, 2002. This note is secured by accounts receivable and inventory of the Company. In connection with the beneficial conversion feature of this note, the Company will record a charge of $1,200,000 upon registration of the common stock with the SEC and conversion of this note into common stock.

      Additionally, in February 2000, an underwriter in a previous offering exercised a portion of its Placement Agent's Warrants to purchase a total of 10.9825 private units at a price of $25,000 per unit. Each unit consists of 20,000 shares of common stock and 10,000 Class A Common Stock Purchase Warrants. Proceeds to the Company were approximately $467,000.

      In March 2000, a previous distributor of the Company exercised its common stock purchase warrant to purchase 100,000 shares of common stock at a price of $2.25 per share.


(13)  Operating segments

      The Company has two operating segments: scientific research instruments and laser-based medical devices. The scientific research instruments segment produces research instruments for sale to universities, research institutes, and distributors. The laser-based medical devices segment produces medical devices for sale to fertility clinics, diabetic patients and diabetic nurse educators as well as the physician community, medical clinics, and to distributors.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations prior to the consideration of unallocated corporate general and administrative costs. The Company does not have intersegment sales or transfers.

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                  Notes to Consolidated Financial Statements

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technologies and marketing strategies.

                                                            December 31, 1999
                                       ------------------------------------------------------------
                                       Scientific        Laser-Based
                                        Research           Medical
                                       Instruments         Devices         Corporate       Total
                                       -----------     --------------      ---------    -----------
  Revenues from customers                 $736,616          558,320              -       1,294,936
  Research and development grants          122,381                -              -         122,381
  Profit (loss) from operations             (3,416)        (953,230)      (978,099)     (1,934,745)
  Segment assets                           397,050        1,095,976        520,640       2,013,666

                                                            December 31, 1998
                                       -----------------------------------------------------------
                                        Scientific      Laser-Based
                                        Research          Medical
                                       Instruments        Devices         Corporate       Total
                                       -----------     --------------     ----------   -----------
  Revenues from customers                895,993           353,710                -     1,249,703
  Research and development grants        179,298                 -                -       179,298
  Profit (loss) from operations          226,921        (1,311,430)        (783,291)   (1,867,800)
  Segment assets                         465,564           307,258        1,804,230     2,583,052

            Segment assets for scientific research instruments and laser-based medical devices represent accounts receivable, inventory and specifically identifiable manufacturing equipment. The remaining assets are not allocated among the segments, as there is no practical method to allocate those assets between the segments.


     The Company has no foreign operations. However, total export sales for the year ended December 31, 1999 were primarily to Asia, Germany, Brazil and South Africa and totaled $643,957. For the year ended December 31, 1998 export sales totaled $490,892 and were primarily to Germany, Asia and Australia. Export sales are attributed to the country where the product is shipped. Sales revenue to individual customers, each of which accounted for 10 percent or more of total sales, are as follows for the years ended December 31:

                                                        1999      1998
                                                       -------   -------

                      Customer A, a related party      324,217   234,800
                      Customer B, a related party      167,160         -
                      Customer C                             -   195,518

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Registrant:                     CELL ROBOTICS INTERNATIONAL, INC.


     Dated:  March 30, 2000          By:      /s/ Ronald K. Lohrding
                                        ------------------------------------
                                        Ronald K. Lohrding, President and
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Dated:  March 30, 2000          */s/ Ronald K. Lohrding
                                     -------------------------------------------
                                     Ronald K. Lohrding, Chairman of the Board,
                                     President, and Chief Executive Officer
                                     (Attorney in fact)


     Dated:  March 30, 2000          /s/ Jean Scharf
                                     -------------------------------------------
                                     Jean Scharf, Chief Financial Officer, Chief
                                     Accounting Officer and Controller


     Dated:  March 30, 2000          */s/ Mark Waller
                                     -------------------------------------------
                                     Mark Waller, Director


     Dated:  March 30, 2000          /s/ Raymond Radosevich
                                     -------------------------------------------
                                     Raymond Radosevich, Director


     Dated:  March 30, 2000          */s/ Debra Bryant
                                     -------------------------------------------
                                     Debra Bryant, Director


     Dated:  March 30, 2000          */s/ Ron Ainsworth
                                     -------------------------------------------
                                     Ron Ainsworth, Director


     Dated:  March 30, 2000          */s/ Oton Tisch
                                     -------------------------------------------
                                     Oton Tisch, Director