Form 10QSB
period 2000-03-31
CELL ROBOTICS INTERNATIONAL INC
filed 2000-05-15
CIK 845291

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


              [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                      OR

            [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT
            For the transition period from ____________________ to

                        Commission file number: 0-27840
                                               --------

                       CELL ROBOTICS INTERNATIONAL, INC.
                       ---------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

           Colorado                                              84-1153295
           --------                                              ----------
  (State or other jurisdiction                                I.R.S. Employer
of incorporation or organization)                          Identification number

          2715 Broadbent Parkway N.E., Albuquerque, New Mexico      87107
          ----------------------------------------------------------------------
             (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (505) 343-1131


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes [x] No [_]

As of May 12, 2000, 8,818,763 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes [_]    No [X]

                                 INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheet at March 31, 2000 (unaudited) and December 31, 1999 (audited)

               Consolidated Statement of Operations for the Three Months ended March 31, 2000 and March 31, 1999 (unaudited)

               Consolidated Statement of Cash Flows for the Three Months ended March 31, 2000 and March 31, 1999 (unaudited)

               Notes to Unaudited Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS

     The interim unaudited consolidated financial statements contained in this report have been prepared by Cell Robotics International, Inc. ("Cell" or the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosure made in the Company's last annual report on Form 10-KSB have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

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

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                          Consolidated Balance Sheets


                                                           As of         As of
                                                          3-31-00       12-31-99
                                                       ------------   ------------
                                                       (UNAUDITED)
Assets
------
Current assets:
 Cash and cash equivalents                             $  1,187,240   $    358,379
 Accounts receivable, net of allowance for
   doubtful accounts of $23,841 in 2000 and
   1999                                                     240,487        206,278
 Inventory                                                  913,215        897,971
 Other                                                       36,847         36,543
                                                       ------------   ------------
  Total current assets                                    2,377,789      1,499,171
 Property and equipment, net                                464,026        485,556
 Other assets, net                                           27,731         28,939
                                                       ------------   ------------
     Total assets                                      $  2,869,546   $  2,013,666
                                                       ============   ============


Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Current portion of notes payable                      $    825,000   $          0
 Accounts payable                                           457,841        684,403
 Payroll related liabilities                                164,774        116,617
 Royalties payable                                           60,002         67,519
 Other current liabilities                                   35,980         40,294
                                                       ------------   ------------
    Total current liabilities                             1,543,597        908,833
                                                       ------------   ------------
 Notes payable                                              125,000        250,000
                                                       ------------   ------------
    Total liabilities                                     1,668,597      1,158,833
                                                       ------------   ------------

Stockholders' equity:
 Common stock, $.004 par value.  Authorized
  12,500,000 shares, 8,818,763 and 8,244,121 shares
  issued and outstanding at March 31, 2000
  and December 31, 1999, respectively                        35,275         32,976

 Additional paid-in capital                              20,218,018     19,154,908
 Accumulated deficit                                    (19,052,344)   (18,333,051)
                                                       ------------   ------------
    Total stockholders' equity                            1,200,949        854,833
                                                       ------------   ------------
                                                       $  2,869,546   $  2,013,666
                                                       ============   ============

     See accompanying notes to unaudited consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Operations

                                                                       UNAUDITED
                                                                   Three Months Ended
                                                            March 31, 2000   March 31, 1999
                                                            --------------   --------------
Product sales                                               $      214,594   $      497,009
Research and development grants                                      5,960           19,147
                                                            --------------   --------------
     Total revenues                                                220,554          516,156
                                                            --------------   --------------

Product cost of goods sold                                        (170,994)        (337,900)
SBIR direct expenses                                                (5,960)         (19,147)
                                                            --------------   --------------
     Total cost of goods sold                                     (176,954)        (357,047)
                                                            --------------   --------------

Gross profit                                                        43,600          159,109
                                                            --------------   --------------

Operating expenses:
  General and administrative                                       503,080          334,290
  Marketing & Sales                                                134,278          136,402
  Research and development                                         125,267          121,032
                                                            --------------   --------------
     Total operating expenses                                      762,625          591,724
                                                            --------------   --------------

Loss from operations                                              (719,025)        (432,615)
                                                            --------------   --------------

Other income (deductions):
  Interest income                                                    3,287           10,395
  Interest expense                                                  (3,555)             (49)
                                                            --------------   --------------
     Total other income (deductions)                                  (268)          10,346
                                                            --------------   --------------

     Net loss                                                     (719,293)        (422,269)
                                                            --------------   --------------
Preferred stock dividends                                                -         (514,548)
                                                            --------------   --------------
     Net loss applicable to common shareholders             $     (719,293)  $     (936,817)
                                                            ==============   ==============

Weighted average common shares
  outstanding, basic and diluted                                 8,513,547        6,681,998
                                                            ==============   ==============

Net loss applicable to common shareholders
  per common share, basic and diluted                       $        (0.08)  $       (0.14)
                                                            ==============   =============

     See accompanying notes to unaudited consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                                                         UNAUDITED
                                                                     Three Months Ended
                                                             March 31, 2000     March 31, 1999
                                                             --------------     --------------
Cash flows from operating activities:
-------------------------------------
  Net loss                                                   $     (719,293)    $     (422,269)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
  Depreciation and amortization                                      27,587             28,163
  Amortization of options issued for services                             0              7,279
  Common stock issued for services                                  156,039                  0
  Options and warrants issued for services                           84,509             70,815
  Increase in accounts receivable                                   (34,209)          (111,036)
  Increase in inventory                                             (15,244)           (47,789)
  Increase in other current assets                                     (304)           (31,575)
  Increase (decrease) in current liabilities                       (190,236)            11,504
                                                             --------------     --------------
  Net cash used in operating activities                           ( 691,151)          (494,908)
                                                             --------------     --------------
Cash flows from investing activities:
-------------------------------------
  Purchase of fixed assets                                           (4,849)          (148,034)
                                                             --------------     --------------
  Net cash used by investing activities                              (4,849)          (148,034)
                                                             --------------     --------------
Cash flows from financing activities:
-------------------------------------
  Proceeds from exercise of options                                 133,105                  0
  Proceeds from exercise of warrants                                691,756                  0
  Proceeds from notes payable                                       700,000                  0
                                                             --------------     --------------
  Net cash provided by financing activities                       1,524,861                  0
                                                             --------------     --------------

Net increase (decrease) in cash and cash equivalents:               828,861           (642,942)
-----------------------------------------------------
  Cash and cash equivalents:
  Beginning of period                                               358,379          1,375,575
                                                             --------------     --------------
  End of period                                              $    1,187,240     $      732,633
                                                             ==============     ==============
Supplemental information:
-------------------------

  Stock dividend on preferred stock                          $            0     $      514,548
                                                             ==============     ==============

     See accompanying notes to unaudited consolidated financial statements

                       CELL ROBOTICS INTERNATIONAL, INC.
                                AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements
                                March 31, 2000

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

2.   Issuance of Equity Securities and Convertible Note
     --------------------------------------------------

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

     In September 1998, the Company sold 200,000 shares of Common Stock for $300,000 to Chronimed, Inc. This investment was made as part of the exclusive distribution agreement entered into by the companies in August 1998. In March 1999, the Company shipped prototypes of the Personal Lasette(R) to Chronimed. As part of, what was then, an exclusive distribution agreement, Chronimed was obligated to make an additional $150,000 investment in the Company upon acceptance of the prototypes. Chronimed made that investment in April 1999. In December 1999, the Company and Chronimed mutually agreed to convert their exclusive distribution agreement to a non-exclusive distribution agreement with no further equity or other commitments on behalf of either party.

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

  Additionally, in January 2000, the Company issued a total of 40,000 common stock purchase warrants to an investment research firm and its new public relations firm. The Company is also committed under the terms of the agreement with the new public relations firm to issue an additional 30,000 warrants if representation continues beyond six months. The warrants are exercisable through February 2, 2003 to purchase one share of Common Stock for a price of $2.40 per share. Of the additional 30,000 warrants, 15,000 vested after three months of services and the remaining 15,000 vest after six months of services. The fair value of these performance-based options has been and will be measured upon vesting and charged to operations at such time.

  In February 2000 and subsequently amended in March 2000, the Company executed a secured convertible promissory note from a private investor. The principal amount of $1,200,000 will be paid in full with 500,000 shares of the Company's Common Stock at the time such shares are registered with the SEC. The private investor paid $250,000 on March 3, 2000; $250,000 on March 9, 2000; $200,000 on
March 28, 2000; and the remaining $500,000 on April 26, 2000. The note will bear interest from July 25, 2000 at the Bank of America prime rate as of March 3, 2000 plus 500 basis points with no interest accruing until July 25, 2000. The principal amount and any accrued unpaid interest will be due and payable on February 25, 2001 but the creditor can elect to defer payment until any date thereafter through February 25, 2002. This note is secured by accounts receivable and inventory of the Company. In connection with the beneficial conversion of this note, the Company will record a charge of $1,200,000 upon registration of the common stock with the SEC and conversion of the note into Common Stock.

  Additionally, in February 2000, an underwriter in a previous offering exercised a portion of its Placement Agent's Warrants to purchase a total of
10.9825 private units at a price of $25,000 per unit. Each unit consists of 20,000 shares of Common Stock and 10,000 Class A common stock purchase warrants. Proceeds to the Company were approximately $467,000.

  In March 2000, a previous distributor of the Company exercised its common stock purchase warrant to purchase 100,000 shares of Common Stock at a price of $2.25 per share. The Company is currently in discussions to rescind the exercise of the warrant which may result in the cancellation of the 100,000 Common Shares and the refund of the aggregate exercise price. If the transaction is rescinded, the original warrant will be reinstated with the right to exercise the warrant during the remaining exercise period or any extensions granted.

  On May 1, 2000 the Company reached an agreement for a $2,000,000 private placement selling 500,000 shares of its Common Stock to Paulson Investment Company of Portland, Oregon. The Company reached agreement on a term sheet, to sell the shares of restricted Common Stock at $4 per share, which is a less than 20% discount to the market price. This transaction is contingent upon shareholders authorizing additional shares at the May 19, 2000 annual shareholders meeting. A 5% placement fee will be paid to a current member of the Company's Board of Directors after the close of the transaction.

3.  Notes Payable
    -------------

  In December 1999 the Company obtained a note payable for $250,000, from a member of its Board of Directors. The note does not bear interest if the note is paid in full at the end of six months. However, at the end of six months, any unpaid balance will begin to accrue interest at 6% .The balance as of January 15, 2001 is payable in 6 monthly installments beginning on that date.

See also Note 2 for discussion of issuance of convertible promissory note.


4.   Earnings Per Share
     ------------------

     Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the quarter, is the same as basic loss per share for the quarters ended March 31, 2000 and 1999, as all potentially dilutive securities were anti-dilutive.

     Options to purchase 1,469,623 and 1,631,820 shares of common stock were outstanding at March 31, 2000 and 1999, respectively. Warrants to purchase 1,589,351 and 1,662,576 shares of common stock were outstanding at March 31, 2000 and 1999. These were not included in the computation of diluted loss per share as the assumed exercise of the options would have been anti-dilutive because of the net losses incurred in the quarters ended March 31, 2000 and 1999.

5.   Operating segments
     ------------------

     The Company has two operating segments: scientific research instruments and laser-based medical devices. The scientific research instruments segment produces research instruments for sale to universities, research institutes, and distributors. The laser-based medical devices segment produces medical devices for sale to diabetic patients and diabetic nurse educators as well as the physician community, medical clinics, and to distributors.

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

Operating Segments

                                                    March 31, 2000
                                                    --------------

                                      Scientific     Laser-Based
                                       Research        Medical
                                      Instruments      Devices       Corporate     Total
                                      -----------   --------------   ---------   ---------
     Revenues from customers             $ 71,478          143,116           -     214,594
     Research and development
       grants                               5,960                -           -       5,960
     Loss from operations                 (30,214)        (192,458)   (496,353)   (719,025)
     Segment assets                       397,267        1,184,925   1,287,354   2,869,546

                                                    March 31, 1999
                                                    --------------

                                      Scientific     Laser-Based
                                       Research        Medical
                                      Instruments      Devices       Corporate     Total
                                      -----------   --------------   ---------   ---------
     Revenues from customers             $208,624          288,385           -     497,009
     Research and development
       grants                              19,147                -           -      19,147
     Profit (loss) from operations         61,377         (163,306)   (330,686)   (432,615)
     Segment assets                       541,038          658,788   1,043,276   2,243,102

6.   Capital Resources
     -----------------

     Since inception, the Company has incurred operating losses and other equity charges, which have resulted in an accumulated deficit of $19,052,344 and operations that used net cash of $691,151 in the quarter ended March 31, 2000.

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

     Although the Company has begun manufacturing and marketing its laser-based medical devices and continues to market its scientific instrument line, it does not anticipate achieving profitable operations any earlier than the third quarter of fiscal 2000. As a result, the Company's working capital surplus is expected to erode over the next twelve months. Nevertheless, the Company expects that its present working capital surplus, increased sales, and the proceeds from private convertible debt and equity placements will be sufficient to cover its expected operational deficits through 2000.

7.   Legal Matters
     -------------

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

     Big Sky Laser Technologies, Inc., ("BSLT"), an OEM manufacturer and developer of laser-based medical devices, has alleged that the Company is in breach of contract under an exclusive OEM supplier agreement dated May 20, 1998 entered into by the parties (the "Agreement"). Under the terms of the Agreement, BSLT was granted exclusive manufacturing rights to the Professional Lasette(R) product while the Company maintained the exclusive distribution rights to the same, subject to certain minimum order requirements. BSLT has given the Company notice of termination and notice of breach of the Agreement, alleging in pertinent part that the Company (1) failed to take delivery of 1,012 units of the Professional Lasette(R) product; (2) failed to provide laser rods and other components necessary in the manufacture of 1,000 units ordered by the Company; and (3) failed to make the required payment for certain products already delivered to the Company. The Company disagrees with these allegations. BSLT and the Company are currently in discussions seeking to restructure their relationship and/or reach an amicable resolution involving the Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CELL ROBOTICS INTERNATIONAL, INC.


     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Liquidity and Capital Resources - March 31, 2000 compared to December 31, 1999

     Since its inception, the Company has relied principally upon the proceeds of both debt and equity financing to provide working capital for its product development and marketing activities and, to a lesser extent, the proceeds of two small SBIR grants. The Company has not been able to generate sufficient cash from operations and, as a consequence, additional financing has been required to fund ongoing operations. In 1995, the Company completed a private offering of equity in which it raised approximately $2.875 million. As part of that private offering, the Company issued a series of warrants, whose exercise during the third quarter of 1996 resulted in an additional capital infusion of approximately $2 million. In connection with that private offering, the Company issued to Paulson Investment Company, Inc., who served as placement agent, warrants exercisable for a period of five years to purchase 11.5 units at a price of $25,000 per unit, each unit consisting of 20,000 shares of Common Stock and 10,000 Class A Warrants. As discussed in Note 2 and below, 10.9825 of these units were exercised in February 2000. In August 1997, the Company completed a private sale of 200,000 shares of Common Stock for gross proceeds of $650,000. The Company agreed to exchange the 200,000 shares of Common Stock for 78,788 of the Units as offered in the secondary offering (the "Secondary Offering") completed in February 1998. In December 1997, the Company obtained a short-term loan from Paulson in the principal amount of $500,000 that was repaid, without interest, out of the proceeds of the Secondary Offering.

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

     In March 2000, a previous distributor of the Company exercised its common stock purchase warrant to purchase 100,000 shares of Common Stock at a price of $2.25 per share. The Company is currently in discussions to rescind the exercise of the warrant which may result in the cancellation of the 100,000 Common Shares and the refund of the aggregate exercise price. If the transaction is rescinded, the original warrant will be reinstated with the right to exercise the warrant during the remaining exercise period or any extensions granted.

     The Company's current ratio at December 31, 1999, was 1.6:1, compared to a current ratio of 1.5:1 on March 31, 2000. This decrease in liquidity is primarily due to cash used in operations net of cash received from exercised employee stock options and common stock purchase warrants.

     The increase in the Company's current assets of $878,618, or 58.6%, was driven by an inflow of cash from proceeds due to exercised stock options and warrants As a result, cash and cash equivalents increased $828,861, or 231.3%.

     Net property and equipment decreased $21,530, or 4.4%, due primarily to depreciation and amortization of capital product tooling and molding, while other assets decreased from $28,939 to $27,731, a decrease of $1,208 or 4.2%.

     During the three month period ended March 31, 2000, the Company's total liabilities increased from $1,158,833 to $1,668,597, or 44.0%. This increase was primarily due to the secured convertible promissory note with a private investor.

     The Company's working capital increased from $590,338 at December 31, 1999 to $834,192, or 41.3%, at March 31, 2000, an increase of $243,854, due primarily to cash received from exercised employee stock options and common stock purchase warrants.

     Cash used in operations for the three month periods ended March 31, 2000 and March 31, 1999 was $691,151 and $494,908, respectively. The primary reasons for the increase in cash used in operations during this period, as compared to the prior period, were the reduction in accounts payable partially offset by an improvement in accounts receivable collection.

  The Company expects that cash used in operating activities will increase throughout the remainder of 2000 as a more aggressive sales and marketing campaign is launched and as full-scale production is implemented. The timing of the Company's future capital requirements, however, cannot accurately be predicted. The Company's capital requirements depend upon numerous factors, including, most notably, the market acceptance of its new laser-based medical devices. If capital requirements vary materially from those currently planned, the Company may require additional financing, including, but not limited to, the sale of equity or debt securities. The Company reached an agreement for a $2,000,000 private placement selling 500,000 shares of its Common Stock to Paulson Investment Company of Portland, Oregon. The Company reached agreement on a term sheet, to sell the shares of restricted Common Stock at $4 per share, a less than 20% discount to the market price. This transaction is contingent upon shareholders authorizing additional shares at the May 19th annual shareholders meeting. A 5% placement fee will be paid to a current member of the Company's Board of Directors after the close of the transaction. The Company also received $500,000 from a private investor in exchange for a convertible secured promissory note on April 26, 2000 pursuant to an agreement reached in February 2000 and subsequently amended in March 2000. At this time, the Company does not have available other sources of capital to satisfy its cash requirements until revenues from operations can be realized through future product sales. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations, which could have a material adverse effect upon the Company's business, financial condition and results of operation. The Company anticipates that its current working capital, increased product sales, the Paulson supplemental equity and financing discussed above will be sufficient to meet the Company's operational obligations through fiscal 2000.

     Other than the foregoing, management knows of no other trend, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the liquidity and capital resources of the Company.

Results of Operations - Three months ended March 31, 2000 compared to the three months ended March 31, 1999

     The Company's total revenue decreased $295,602, or 57.3% to $220,554 from $516,156 for the three month periods ended March 31, 2000 and 1999, respectively. Revenues from the sale of products during the three months ended March 31, 2000, were $214,594, as compared to $497,009 during the comparable period in 1999. This represents a decrease in sales of 56.8% while gross margin realized on product sales during this period declined from 32.0% in 1999, to 20.3% during 2000. Lower than expected product sales was primarily due to the Company's focus on troubleshooting and re-engineering efforts associated with its newly introduced medical devices. Gross margin was negatively affected by a reduction in retail selling prices due to competitive pricing pressures, an introductory low margin associated with the laser-based medical devices introduced into our product mix, as well as increased warranty expenses associated with newly released products.

     The Company also recognized $5,960 of revenue from "Small Business Innovative Research" (SBIR) grants during the three months ended March 31, 2000. These SBIR grants have been issued by the National Institutes of Health (NIH), an agency of the U.S. Department of Health and Human Services. The highly competitive grants provide financial assistance for approved tasks of high-risk research that can lead to future products for small businesses. Normally, awards do not exceed $750,000 for a period ordinarily not to exceed two years. The Company's current Phase II grant expired on March 31, 2000. Additional Phase II grant applications will be submitted to continue research efforts initiated under previously awarded Phase I grants.

     The Company's loss from operations incurred during the three months ended March 31, 2000, was $719,025, as compared to an operating loss of $432,615 incurred during the same period in 1999. Total operating expenses increased $170,901, or 28.9%, from $591,724 to $762,625. Research and development expenses increased $4,235 or 3.5%. General and administrative expenses increased $168,790, or 50.5%, reflecting an increase in legal, accounting, investor relations and insurance fees as well as the fair value of performance-based options issued in lieu of cash. Marketing and sales expenses decreased 1.6%, or $2,124.

     During the three months ended March 31, 2000 other income and expenses decreased from a $10,346 net contribution to income during the period in 1999, to a $268 net reduction to income during the period in 2000.

     As a result of the foregoing, net loss applicable to the common shareholders was $719,293 for the three months ended March 31, 2000. During the comparable period in 1999, and after including the payment of preferred stock dividends of $514,548, the net loss applicable to common shareholders was $936,817. On a per share basis, this amounts to a $0.08 loss per weighted average outstanding share during the three month period ended March 31, 2000, compared to a $0.14 loss per weighted average outstanding share during the same period of 1999.

Subsequent Events

     On May 1, 2000 the Company reached an agreement for a $2,000,000 private placement selling 500,000 shares of its common stock to Paulson Investment Company of Portland, Oregon. The Company reached agreement on a term sheet, to sell the shares of restricted common stock at $4 per share, a less than 20% discount to the market price. This transaction is contingent upon shareholders authorizing additional shares at the May 19, 2000 annual shareholders meeting. A 5% placement fee will be paid to a current member of the Company's Board of Directors after the close of the transaction.

                                 PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     The Company hereby incorporates by reference the information set forth in
Part I of this report under Note 7 of Notes to Unaudited Consolidated Financial Statements.



Item 2.   Change in Securities

          The Company hereby incorporates by reference the information set forth in Part I of this report under Note 2 of Notes to Unaudited Consolidated Financial Statements.

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



                                   CELL ROBOTICS INTERNATIONAL, INC.



Dated:  May 15, 2000               By:  /s/ Ronald K. Lohrding
                                        ----------------------------------------
                                        Ronald K. Lohrding, President & CEO


Dated:  May 15, 2000               By:  /s/ Jean M. Scharf
                                        ----------------------------------------
                                        Jean M. Scharf, Chief Financial Officer