Form 10QSB
period 2000-06-30
CELL ROBOTICS INTERNATIONAL INC
filed 2000-08-14
CIK 845291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

           For the transition period from ___________ to ____________

                         Commission file number: 0-27840
                                                ----------


                        CELL ROBOTICS INTERNATIONAL, INC.
                 ----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Colorado                                           84-1153295
---------------------------------                          ---------------------
  (State or other jurisdiction                                I.R.S. Employer
of incorporation or organization)                          Identification number

    2715 Broadbent Parkway N.E., Albuquerque, New Mexico           87107
    -------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (505) 343-1131


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of August 7, 2000, 9,465,644 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999
                 (audited)

                 Consolidated Statements of Operations for the Three Months ended June 30, 2000 and
                 June 30, 1999 (unaudited)

                 Consolidated Statements of Operations for the Six Months ended June 30, 2000 and June
                 30, 1999 (unaudited)

                 Consolidated Statements of Cash Flows for the Six Months ended June 30, 2000 and June
                 30, 1999 (unaudited)

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

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                    AS OF             AS OF
                                                                   6-30-00          12-31-99
                                                                ------------      ------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                  $  2,735,923      $    358,379
     Accounts receivable, net of allowance for
         doubtful accounts of $1,841 and $23,841
          in 2000 and 1999, respectively                             331,451           206,278
     Inventory                                                       937,743           897,971
     Other                                                            62,603            36,543
                                                                ------------      ------------
         Total current assets                                      4,067,720         1,499,171
Property and equipment, net                                          422,102           485,556
Other assets, net                                                     62,535            28,939
                                                                ------------      ------------
              Total assets                                      $  4,552,357      $  2,013,666
                                                                ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $    256,855      $    684,403
     Notes payable                                                 1,450,000                --
     Payroll related liabilities                                     145,345           116,617
     Royalties payable                                                72,624            67,519
     Other current liabilities                                        51,355            40,294
                                                                ------------      ------------
              Total current liabilities                            1,976,179           908,833
     Note payable                                                         --           250,000
                                                                ------------      ------------
              Total liabilities                                    1,976,179         1,158,833
                                                                ------------      ------------

Stockholders' equity:
     Preferred stock, $.04 par value. Authorized
         2,500,000 shares, no shares issued and outstanding
         at June 30, 2000 and December 31, 1999                            0                 0
     Common stock, $.004 par value.  Authorized
         50,000,000 shares, 9,403,763 and 8,244,121 shares
         issued and outstanding at June 30, 2000
         and December 31, 1999, respectively                          37,615            32,976
     Additional paid-in capital                                   22,403,310        19,154,908
     Accumulated deficit                                         (19,864,747)      (18,333,051)
                                                                ------------      ------------
              Total stockholders' equity                           2,576,178           854,833
                                                                ------------      ------------
                                                                $  4,552,357      $  2,013,666
                                                                ============      ============


    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  UNAUDITED
                                                             THREE MONTHS ENDED
                                                       JUNE 30, 2000    JUNE 30, 1999
                                                       -------------    -------------
Product sales                                           $   261,828      $   568,540
Research and development grants                               1,334           32,084
                                                        -----------      -----------
         Total revenues                                     263,162          600,624
                                                        -----------      -----------

Product cost of goods sold                                 (354,535)        (417,388)
SBIR direct expenses                                         (1,334)         (32,084)
                                                        -----------      -----------
         Total cost of goods sold                          (355,869)        (449,472)
                                                        -----------      -----------

Gross profit (loss)                                         (92,707)         151,152
                                                        -----------      -----------

Operating expenses:
     General and administrative                             337,422          217,376
     Marketing & Sales                                      206,068          234,938
     Research and development                               164,688          132,616
                                                        -----------      -----------
         Total operating expenses                           708,178          584,930
                                                        -----------      -----------

Loss from operations                                       (800,885)        (433,778)
                                                        -----------      -----------

Other income (expense):
     Interest income                                         16,080            4,662
     Interest expense                                       (27,598)             (91)
                                                        -----------      -----------
         Total other income (expense)                       (11,518)           4,571
                                                        -----------      -----------

         Net loss                                          (812,403)        (429,207)
                                                        -----------      -----------

         Net loss applicable to common shareholders     $  (812,403)     $  (429,207)
                                                        ===========      ===========

Weighted average common shares
     outstanding, basic and diluted                       9,037,152        7,803,264
                                                        ===========      ===========

Net loss applicable to common shareholders
     per common share, basic and diluted                $     (0.09)     $     (0.06)
                                                        ===========      ===========


    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  UNAUDITED
                                                              SIX MONTHS ENDED
                                                       JUNE 30, 2000     JUNE 30, 1999
                                                       -------------     -------------
Product sales                                           $   476,422      $ 1,065,549
Research and development grants                               7,294           51,231
                                                        -----------      -----------
         Total revenues                                     483,716        1,116,780
                                                        -----------      -----------

Product cost of goods sold                                 (525,529)        (755,289)
SBIR direct expenses                                         (7,294)         (51,231)
                                                        -----------      -----------
         Total cost of goods sold                          (532,823)        (806,520)
                                                        -----------      -----------

Gross profit (loss)                                         (49,107)         310,260
                                                        -----------      -----------

Operating expenses:
     General and administrative                             840,502          551,665
     Marketing & Sales                                      340,346          371,340
     Research and development                               289,955          253,648
                                                        -----------      -----------
         Total operating expenses                         1,470,803        1,176,653
                                                        -----------      -----------

Loss from operations                                     (1,519,910)        (866,393)
                                                        -----------      -----------

Other income (expense):
     Interest income                                         19,367           15,057
     Interest expense                                       (31,153)            (140)
                                                        -----------      -----------
         Total other income (expense)                       (11,786)          14,917
                                                        -----------      -----------

         Net loss                                        (1,531,696)        (851,476)
                                                        -----------      -----------

Preferred stock dividends                                        --         (515,280)
                                                        -----------      -----------
         Net loss applicable to common shareholders     $(1,531,696)     $(1,366,756)
                                                        ===========      ===========

Weighted average common shares
     outstanding, basic and diluted                       8,777,218        7,245,733
                                                        ===========      ===========

Net loss applicable to common shareholders
     per common share, basic and diluted                $     (0.17)     $     (0.19)
                                                        ===========      ===========


    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    UNAUDITED
                                                                SIX MONTHS ENDED
                                                         JUNE 30, 2000    JUNE 30, 1999
                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $(1,531,696)     $  (851,476)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
     Depreciation and amortization                            101,331           41,275
     Amortization of options issued for services                   --            7,279
     Options and warrants issued for services                 134,398           70,815
     Common stock issued for services                         551,405               --
     Increase in accounts receivable                         (125,173)        (114,001)
     Increase in inventory                                    (39,772)         (77,720)
     Decrease (increase) in other assets                      (62,071)          16,180
     Increase (decrease) in current liabilities              (382,654)         247,347
                                                          -----------      -----------
     Net cash used in operating activities                 (1,354,232)        (660,301)
                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash used in investing activities -
         purchase of fixed assets                             (35,462)        (193,544)
                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                 1,735,502          150,000
     Proceeds from notes payable                            1,200,000               --
     Proceeds from exercise of stock options                  139,980               --
     Proceeds from exercise of warrants                       691,756               --
                                                          -----------      -----------

     Net cash provided by financing activities              3,767,238          150,000
                                                          -----------      -----------

Net increase (decrease) in cash and cash equivalents:       2,377,544         (703,845)
     Cash and cash equivalents:
     Beginning of period                                      358,379        1,375,575
                                                          -----------      -----------
     End of period                                        $ 2,735,923      $   671,730
                                                          ===========      ===========

SUPPLEMENTAL INFORMATION:
     Stock dividend issued on preferred stock             $        --      $   515,280
                                                          ===========      ===========


    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

     In February 2000 and subsequently amended in March 2000, the Company executed a secured convertible promissory note from a private investor. The principal amount of $1,200,000 will be paid in full with 500,000 shares of the Company's Common Stock at the time such shares are registered with the SEC. The private investor paid $250,000 on March 3, 2000; $250,000 on March 9, 2000; $200,000 on March 28, 2000; and the remaining $500,000 on April 26, 2000. If certain conditions are not met the note will bear interest from July 25, 2000 at the Bank of America prime rate as of March 3, 2000 plus 500 basis points with no interest accruing until July 25, 2000. The principal amount and any accrued unpaid interest will be due and payable on February 25, 2001 but the creditor can elect to defer payment until any date thereafter through February 25, 2002. This note is secured by accounts receivable and inventory of the Company. In connection with the beneficial conversion of this note, the Company will record a charge of $1,200,000 upon registration of the common stock with the SEC and conversion of the note into Common Stock.

     Additionally, in February 2000, an underwriter in a previous offering exercised a portion of its Placement Agent's Warrants to purchase a total of
10.9825 private units at a price of $25,000 per unit. Each unit consists of 20,000 shares of Common Stock and 10,000 Class A common stock purchase warrants. Proceeds to the Company were approximately $467,000.

     In March 2000, a previous distributor of the Company exercised its common stock purchase warrant to purchase 100,000 shares of Common Stock at a price of $2.25 per share. Proceeds to the Company were approximately $225,000.

     On May 26, 2000 the Company issued 500,000 shares of its Common Stock for $2,000,000 in a private placement with Paulson Investment Company of Portland, Oregon. A 5% placement fee was paid to a current member of the Company's Board of Directors after the close of the transaction.

     In February, May and June 2000 the Company issued a total of 150,000 shares of its common stock to Pollet & Richardson as payment for legal services.

3.   Notes Payable

     In December 1999 the Company obtained a note payable for $250,000, from a member of its Board of Directors. The note does not bear interest if the note is paid in full at the end of six months. However, at the end of six months, any unpaid balance will begin to accrue interest at 6%. The balance as of January 15, 2001 is payable in 6 monthly installments beginning on that date.

See also Note 2 for discussion of issuance of a secured convertible promissory note.

4.   Earnings Per Share

     Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the quarter, is the same as basic loss per share for the periods ended June 30, 2000 and 1999, as all potentially dilutive securities were anti-dilutive.

     Options to purchase 1,499,623 and 1,270,320 shares of common stock were outstanding at June 30, 2000 and 1999, respectively. Warrants to purchase 1,504,351 and 1,762,576 shares of common stock were outstanding at both June 30, 2000 and 1999, respectively. These were not included in the computation of diluted earnings per share as the exercise of the options would have been anti-dilutive because of the net losses incurred in the periods ended June 30, 2000 and 1999.

5.   Operating segments

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

                                            SIX MONTHS ENDED
                                             JUNE 30, 2000
                                            ----------------

                             SCIENTIFIC       LASER-BASED
                              RESEARCH          MEDICAL
                             INSTRUMENTS        DEVICES        CORPORATE        TOTAL
                             -----------      -----------      ---------      ---------
Revenues from customers      $  217,470         258,952              --         476,422
Research and development
     grants                       7,294              --              --           7,294
Loss from operations            (71,984)       (618,178)       (829,748)     (1,519,910)

                                            SIX MONTHS ENDED
                                              JUNE 30, 1999
                                            ----------------

                             SCIENTIFIC       LASER-BASED
                              RESEARCH          MEDICAL
                             INSTRUMENTS        DEVICES        CORPORATE        TOTAL
                             -----------      -----------      ---------      ---------
Revenues from customers      $  556,244         509,305              --       1,065,549
Research and development
     grants                      51,231              --              --          51,231
Profit (loss) from operations    86,764        (411,490)       (541,667)       (866,393)

                                          THREE MONTHS ENDED
                                             JUNE 30, 2000
                                          ------------------

                             SCIENTIFIC       LASER-BASED
                              RESEARCH          MEDICAL
                             INSTRUMENTS        DEVICES        CORPORATE        TOTAL
                             -----------      -----------      ---------      ---------
Revenues from customers      $  145,993         115,835              --         261,828
Research and development
     grants                       1,334              --              --           1,334
Loss from operations            (43,515)       (423,974)       (333,396)       (800,885)

                                          THREE MONTHS ENDED
                                             JUNE 30, 1999
                                          ------------------

                             SCIENTIFIC       LASER-BASED
                              RESEARCH          MEDICAL
                             INSTRUMENTS        DEVICES        CORPORATE         TOTAL
                             -----------      -----------      ---------       ---------
Revenues from customers      $  347,620         220,920              --         568,540
Research and development
     grants                      32,084              --              --          32,084
Profit (loss) from operations    34,295        (212,050)       (256,023)       (433,778)

6.   Capital Resources

     Since inception, the Company has incurred operating losses and other equity charges, which have resulted in an accumulated deficit of $19,864,747. During the six-month period ended June 30, 2000 the Company's operations used net cash of $1,354,232.

     The Company's ability to improve cash flow and ultimately achieve profitability will depend on its ability to significantly increase sales. Accordingly, the Company is manufacturing and marketing a series of laser-based medical devices, which leverage the Company's existing base of patented technology. The Company believes the markets for these new products are broader than those of the scientific instrumentation market and, as such, offer a greater opportunity of significantly increased sales. In addition, the Company is pursuing development and marketing partners for several of its new medical products. These partnerships will enhance the Company's ability to rapidly ramp-up its marketing and distribution strategy, and possibly offset the products' development costs.

     Although the Company has begun manufacturing and marketing its laser-based medical devices and continues to market its scientific instrument line, it does not anticipate achieving profitable operations any earlier than the fourth quarter of fiscal 2000. As a result, the Company's working capital surplus is expected to erode over the next twelve months. Nevertheless, the Company expects that its present working capital surplus and increased sales will be sufficient to cover its expected operational deficits through 2000.

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

     Big Sky Laser Technologies, Inc., ("BSLT"), an OEM manufacturer and developer of laser-based medical devices, has alleged that the Company is in breach of contract under an exclusive OEM supplier agreement dated May 20, 1998 entered into by the parties (the "Agreement"). Under the terms of the Agreement, BSLT was granted exclusive manufacturing rights to the Professional Lasette(R) product while the Company maintained the exclusive distribution rights to the same, subject to certain minimum order requirements. BSLT has given the Company notice of termination and notice of breach of the Agreement, alleging in pertinent part that the Company (i) failed to take delivery of 1,012 units of the Professional Lasette(R) product; (2) failed to provide laser rods and other components necessary in the manufacture of 1,000 units ordered by the Company; and (3) failed to make the required payment for certain products already delivered to the Company. The Company disagrees with these allegations. BSLT and the Company are currently in discussions seeking to restructure their relationship and/or reach an amicable resolution involving the Agreement.

8.   Subsequent Events

     On July 6, 2000 the Company filed an SB-2 registration statement with the Securities and Exchange Commission. The primary purpose of this registration statement was to register the 500,000 common shares issued to Paulson Investment Company in May 2000 and to register the 500,000 common shares required for the secured convertible promissory note issued in March 2000. The SB-2 was declared effective by the Securities and Exchange Commission on July 20, 2000 and the secured convertible promissory note converted to common stock in August 2000.

     In connection with the beneficial conversion to Common Stock in August 2000 of the secured convertible promissory note issued in March 2000, the Company recorded a charge to interest expense of $1,200,000.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CELL ROBOTICS INTERNATIONAL, INC.


     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 2000 COMPARED TO DECEMBER 31, 1999

     The Company's working capital increased to $2,091,541 at June 30, 2000 from $590,338 at December 31, 1999. The Company's current ratio increased to 2.1:1 at June 30, 2000 compared with 1.7:1 at December 31, 1999. This increase in liquidity is primarily due to the $2 million private placement that the Company completed in May 2000. The private placement completed in May 2000 and a $1.2 million secured convertible note issued in March 2000 were the primary reasons that total assets increased from $2,013,666 at December 31, 1999 to $4,552,357 at June 30, 2000.

     Accounts receivable and inventory increased $125,173, or 61% and $39,772, or 4%, respectively, as of June 30, 2000 when compared with December 31, 1999 as a result of increased sales during the quarter ended June 30, 2000 when compared with the quarter ended December 31, 1999.

     As of June 30, 2000, the Company's total liabilities were $1,976,179 compared to $1,158,833 at December 31, 1999. This increase was primarily due to the issuance of a $1,200,000 secured convertible note payable during the period ended June 30, 2000.

     The Company expects that cash used in operating activities will increase throughout the remainder of 2000 as a more aggressive sales and marketing campaign is launched and as full-scale production is implemented. The timing of the Company's future capital requirements, however, cannot accurately be predicted. The Company's capital requirements depend upon numerous factors, including, most notably, the market acceptance of its new laser-based medical devices. If capital requirements vary materially from those currently planned, the Company may require additional financing, including, but not limited to, the sale of equity or debt securities. Until revenues from operations can be realized through future product sales, the Company may not have other sources of capital available to satisfy its cash requirements. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations, which could have a material adverse effect upon the Company's business, financial condition and results of operation. The Company anticipates that its current working capital and potential increased future product sales will be sufficient to allow the Company to meet operational obligations through fiscal 2000.

     Other than the foregoing, management knows of no other trend, or other demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, a material impact on the liquidity and capital resources of the Company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

     Sales for the three-month period ended June 30, 2000 decreased $337,462 or 56% to $263,162 from $600,624 in the same period of 1999. The decrease is due to the Company's change in emphasis from its scientific instrumentation products and its laser-based medical products marketed to the professional medical community to its laser-based medical products marketed to the general public. Sales of scientific instrumentation products and laser-based medical products marketed to the professional medical community decreased $201,627 and $213,466, respectively, in the quarter ended June 30, 2000 when compared with the quarter ended June 30, 1999. The sales decline in scientific instrumentation products is due to fewer resources being allocated to achieve sales of those products. The Company's distributor of the laser-based medical products marketed to the professional medical community did not purchase any of these products from the Company during the quarter ended June 30, 2000.

     Sales of laser-based medical products marketed to the general public increased $124,552 or 100% in the quarter ended June 30, 2000 when compared with no sales in the same period in the prior year. As previously mentioned the Company has made a strategic decision to develop and market these types of products.

     The Company's gross margin decreased from 27% for the quarter ended June 30, 1999 to a negative gross margin of 35%. The decrease is due to fewer products being sold and the lack of efficiencies in the production of laser-based medical products marketed to the general public. The Company expects its margins to return to a profitable level; however, there are several risk factors that need to be considered such as the Company's ability to effectively market the products and significantly increase sales and the ability of the Company to efficiently manufacturer the products. The Company is working to achieve sales and manufacturing efficiencies, but no assurances can be given that the Company will succeed in these areas.

     Operating expenses increased $123,248 from $584,930 for the quarter ended June 30, 1999 to $708,178 for the quarter ended June 30, 2000. The increase is primarily due to legal fees. The cost of legal fees incurred during the quarter ended June 30, 2000 was settled by issuing common stock of the Company rather than by expending working capital resources. Additionally the company experienced an increase in research and development costs as the manufacturing process of the laser-based medical products marketed to the general public was refined during the quarter ended June 30, 2000.

     Interest income increased in the quarter ended June 30, 2000 over the amount in the quarter ended June 30, 1999 due to the Company having more cash to invest as a result of the $2 million private placement that was completed in May and to the issuance of the $1.2 million convertible note March 2000. Interest expense increased because of interest charges associated with the $1.2 million convertible note and the $250,000 note to one of the Company's directors.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material impact on the Company's results of operations.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

     Sales for the period ended June 30, 2000 decreased $633,064 or 57% to $483,716 from $1,116,780 in the same period of 1999. The reasons for the decrease are the same as those discussed above for the quarter. Sales of scientific instrumentation products and laser-based medical products marketed to the professional medical community decreased $338,774 and $385,456, respectively, in the period ended June 30, 2000 when compared with the period ended June 30, 1999.

     Sales of laser-based medical products marketed to the general public increased $159,166 or 100% in the period ended June 30, 2000 when compared with no sales in the same period in the prior year. As previously mentioned the Company has made a strategic decision to develop and market these types of products.

     The Company's gross margin decreased from 29% for the period ended June 30, 1999 to a negative gross margin of 10%. The reason for the decrease is explained above.

     Operating expenses increased $294,150 from $1,176,653 for the period ended June 30, 1999 to $1,470,803 for the period ended June 30, 2000. As previously explained, the increase is primarily due to legal fees. The cost of legal fees incurred was settled by issuing common stock of the Company rather than by expending working capital resources.

     Interest income increased in the period ended June 30, 2000 over the amount in the quarter ended June 30, 1999 due to the Company having more cash to invest as a result of the $2 million private placement that was completed in May and to the issuance of the $1.2 million convertible note March 2000. Interest expense increased because of interest charges associated with the $1.2 million convertible note and the $250,000 note to one of the Company's directors.

     Other than the foregoing, management knows of no trends, or other demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, a material impact on the Company's results of operations.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company hereby incorporates by reference the information set forth in
Part I of this report under Note 7 of the Notes to Unaudited Consolidated Financial Statements.

ITEM 2. CHANGE IN SECURITIES

          None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held May 19, 2000, in Albuquerque, New Mexico. At that meeting, the shareholders voted on the following proposals:

     Proposal 1.    Election of directors;

     Proposal 2.    To consider approval of an amendment to the Company's 1992
                    Incentive Stock Option Plan;

     Proposal 3.    To approve an increase in the Company's authorized shares of
                    Common Stock;

     Proposal 4.    To ratify the selection of KPMG LLP as independent
                    accountants for the Company's year ending December 31, 2000;

     Proposal 1 was a proposal to elect the Board of Directors' seven nominees for the Board of Directors. Those nominees are each listed below in the summary of the vote on Proposal 1. Proposal 2 was a proposal to amend the Company's Incentive Stock Option Plan to increase the number of shares available for granting under the plan by 750,000 shares. Proposal 3 was a proposal to amend the Company's Articles of Incorporation to increase the Company's authorized Common Stock from 12,500,000 to 50,000,000 shares. Proposal 4 was a proposal to ratify KPMG, LLP as the Company's principal accountant for the fiscal year ending December 31, 2000.

     With respect to Proposal 1, the Directors received the following votes:

                                                For          Against      Abstained
Mark Waller                                  6,754,813           800        16,214
Dr. Raymond Radosevich                       6,754,813           800        16,214
Dr. Debra Bryant                             6,754,813           800        16,214
Andrew Pollet                                6,754,813           800        16,214
Oton Tisch                                   6,754,813           800        16,214
Steven Crees                                 6,754,813           800        16,214
Dr. Ronald Lohrding                          6,754,813           800        16,214

Proposal 2 received the following votes:     1,869,104             0        37,080

Proposal 3 received the following votes:     6,330,673       408,624        32,530

Proposal 4 received the following votes:     6,714,810        11,808        45,209

ITEM 5. OTHER INFORMATION

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:

               Exhibit 10.1 Form of Employment Agreement between Cell Robotics International, Inc. and Dr. Ronald
                                   K. Lohrding, filed herewith.

               Exhibit 27          Financial Data Schedule, filed herewith.

          Reports on Form 8-K:

               None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CELL ROBOTICS INTERNATIONAL, INC.



Dated:    August 14, 2000           By: /s/ Ronald K. Lohrding
       --------------------             ----------------------
                                        Ronald K. Lohrding, President & CEO



Dated:    August 14, 2000           By: /s/ Paul C. Johnson
       --------------------             -------------------
                                        Paul C. Johnson, Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  10.1         Form of Employment Agreement between Cell Robotics International,
               Inc. and Dr. Ronald K. Lohrding, filed herewith.

  27           Financial Data Schedule, filed herewith.