Form 10QSB
period 2000-09-30
CELL ROBOTICS INTERNATIONAL INC
filed 2000-11-14
CIK 845291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
            For the transition period from ___________ to ___________

                         Commission file number: 0-27840
                                                 -------


                        CELL ROBOTICS INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Colorado                                            84-1153295
---------------------------------                          ---------------------
  (State or other jurisdiction                                I.R.S. Employer
of incorporation or organization)                          Identification number

    2715 Broadbent Parkway N.E., Albuquerque, New Mexico           87107
    -----------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

         Issuer's telephone number, including area code: (505) 343-1131


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 10, 2000, 9,965,644 shares of Common Stock of the Issuer were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at September 30, 2000
                  (unaudited) and December 31, 1999                            4

                  Consolidated Statements of Operations for the Three Months
                  ended September 30, 2000 and September 30, 1999
                  (unaudited)                                                  5

                  Consolidated Statements of Operations for the Nine Months
                  ended September 30, 2000 and September 30, 1999
                  (unaudited)                                                  6

                  Consolidated Statements of Cash Flows for the Nine Months
                  ended September 30, 2000 and September 30, 1999
                  (unaudited)                                                  7

                  Notes to Unaudited Consolidated Financial Statements         8

         Item 2.  Management's Discussion and Analysis of Financial
                  Conditions and Results of Operations                        13

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           16

         Item 2.  Changes in Securities                                       16

         Item 3.  Defaults Upon Senior Securities                             16

         Item 4.  Submission of Matters to a Vote of Security Holders         16

         Item 5.  Other Information                                           16

         Item 6.  Exhibits and Reports on Form 8-K                            16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         The interim unaudited consolidated financial statements contained in this report have been prepared by Cell Robotics International, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosures made in the Company's last annual report on Form 10-KSB have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The words "believe," "expect," "anticipate," and other similar expressions generally identify forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, changes in regulations, the adequacy of our capital resources to fund future operations, anticipated development of our products, and anticipated sources of future revenue, the risks discussed herein and from time to time in the Company's other reports to the Securities and Exchange Commission ("SEC"), including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the SEC.

                        CELL ROBOTICS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      AS OF                AS OF
                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                      2000                 1999
                                                                  -------------        ------------
                                                                   (UNAUDITED)           (AUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                    $  2,003,068         $    358,379
     Accounts receivable, net of allowance for
         doubtful accounts of $1,841 and $23,841
         in 2000 and 1999, respectively                                266,144              206,278
     Inventory                                                       1,073,362              897,971
     Other                                                              72,919               36,543
                                                                  ------------         ------------
         Total current assets                                        3,415,493            1,499,171
Property and equipment, net                                            479,119              485,556
Other assets, net                                                       25,316               28,939
                                                                  ------------         ------------
              Total assets                                        $  3,919,928         $  2,013,666
                                                                  ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                             $    265,301         $    684,403
     Note payable                                                      250,000                   --
     Payroll related liabilities                                       176,078              116,617
     Royalties and commissions payable                                  66,882               67,519
     Other current liabilities                                         517,648               40,294
                                                                  ------------         ------------
              Total current liabilities                              1,275,909              908,833
                                                                  ------------         ------------
     Note payable                                                           --              250,000
              Total liabilities                                      1,275,909            1,158,833
                                                                  ------------         ------------

Stockholders' equity:
     Preferred stock, $.04 par value. Authorized
         2,500,000 shares, zero shares issued
         and outstanding at September 30, 2000
         and December 31, 1999                                               0                    0
     Common stock, $.004 par value.  Authorized
         50,000,000 shares, 9,965,644 and 8,244,121 shares
         issued and outstanding at September 30, 2000
         and December 31, 1999, respectively                            39,863               32,976
     Additional paid-in capital                                     25,026,032           19,154,908
     Accumulated deficit                                           (22,421,876)         (18,333,051)
                                                                  ------------         ------------
              Total stockholders' equity                             2,644,019              854,833
                                                                  ------------         ------------
                                                                  $  3,919,928         $  2,013,666
                                                                  ============         ============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                UNAUDITED
                                                            THREE MONTHS ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                       2000                 1999
                                                   -------------       -------------
Product sales                                       $   272,633         $   205,744
Research and development grants                          10,029              58,732
                                                    -----------         -----------
         Total revenues                                 282,662             264,476
                                                    -----------         -----------

Product cost of goods sold                             (724,410)           (185,785)
SBIR direct expenses                                    (10,029)            (56,938)
                                                    -----------         -----------
         Total cost of goods sold                      (734,439)           (242,723)
                                                    -----------         -----------

Gross profit (loss)                                    (451,777)             21,753
                                                    -----------         -----------
Operating expenses:
     General and administrative                         255,699             202,664
     Marketing and sales                                386,092             150,944
     Research and development                           264,677             129,843
                                                    -----------         -----------
         Total operating expenses                       906,468             483,451
                                                    -----------         -----------

Loss from operations                                 (1,358,245)           (461,698)
                                                    -----------         -----------

Other income (expense):
     Other income                                        24,585               6,968
     Interest expense                                (1,223,467)               (519)
                                                    -----------         -----------
         Total other income (expense)                (1,198,882)              6,449
                                                    -----------         -----------

         Net loss                                   $(2,557,127)        $  (455,249)
                                                    ===========         ===========

Weighted average common shares
     outstanding, basic and diluted                   9,610,079           8,202,785
                                                    ===========         ===========

Net loss per common share, basic and diluted        $     (0.27)        $     (0.06)
                                                    ===========         ===========


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      UNAUDITED
                                                                  NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                       ------------------   ------------------
Product sales                                              $   749,055         $ 1,271,293
Research and development grants                                 17,323             109,964
                                                           -----------         -----------
         Total revenues                                        766,378           1,381,257
                                                           -----------         -----------

Product cost of goods sold                                  (1,249,940)           (941,073)
SBIR direct expenses                                           (17,323)           (108,170)
                                                           -----------         -----------
         Total cost of goods sold                           (1,267,263)         (1,049,243)
                                                           -----------         -----------

Gross profit (loss)                                           (500,885)            332,014
                                                           -----------         -----------

Operating expenses:
     General and administrative                              1,027,505             757,235
     Marketing and sales                                       771,522             505,168
     Research and development                                  578,244             397,701
                                                           -----------         -----------
         Total operating expenses                            2,377,271           1,660,104
                                                           -----------         -----------

Loss from operations                                        (2,878,156)         (1,328,090)
                                                           -----------         -----------

Other income (expense):
     Other income                                               43,951              22,024
     Interest expense                                       (1,254,620)               (659)
                                                           -----------         -----------
         Total other income (expense)                       (1,210,669)             21,365
                                                           -----------         -----------

         Net loss                                           (4,088,825)         (1,306,725)
                                                           -----------         -----------

Preferred stock dividends                                           --            (515,280)
                                                           -----------         -----------
         Net loss applicable to common shareholders        $(4,088,825)        $(1,822,005)
                                                           ===========         ===========

Weighted average common shares
     outstanding, basic and diluted                          9,057,133           7,568,249
                                                           ===========         ===========

Net loss applicable to common shareholders
     per common share, basic and diluted                   $     (0.45)        $     (0.24)
                                                           ===========         ===========


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            UNAUDITED
                                                                         NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                              ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $(4,088,825)        $(1,306,725)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
     Depreciation and amortization                                     84,784              61,096
     Beneficial conversion charge                                   1,200,000                  --
     Loss on sale of asset                                             35,000                  --
     Amortization of options issued for services                           --               7,279
     Options and warrants issued for services                         261,802              76,909
     Common stock issued for services                                 551,405                  --
     Increase in accounts receivable                                  (59,866)             (8,841)
     Increase in inventory                                           (175,391)           (251,310)
     Decrease (increase) in other current assets                      (36,376)             87,344
     Increase in current liabilities                                  117,076             168,196
                                                                  -----------         -----------
     Net cash used in operating activities                         (2,110,391)         (1,166,052)
                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of asset                                      232,500                  --
     Purchase of fixed assets                                        (342,224)           (280,273)
                                                                  -----------         -----------
     Net cash used in investing activities                           (109,724)           (280,273)
                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                         1,735,502             155,500
     Proceeds from exercise of stock options                          225,066                  --
     Proceeds from exercise of warrants                               691,756                  --
     Proceeds from sale of units, net of offering costs                    --             475,000
     Proceeds from issuance of secured convertible
         note, net of expenses                                      1,212,480                  --
                                                                  -----------         -----------
     Net cash provided by financing activities                      3,864,804             630,500
                                                                  -----------         -----------

     Net increase (decrease) in cash and cash equivalents:          1,644,689
                                                                                         (815,825)
     Cash and cash equivalents:
     Beginning of period                                              358,379           1,375,575
                                                                  -----------         -----------
     End of period                                                $ 2,003,068         $   559,750
                                                                  ===========         ===========

SUPPLEMENTAL INFORMATION:
     Accrued offering costs                                                --              25,000
     Interest paid                                                         --                 659
     Issuance of preferred dividend                                        --             515,280
     Conversion of secured convertible note                       $ 1,200,000         $        --
                                                                  ===========         ===========


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1. Presentation of Unaudited Consolidated Financial Statements

         These unaudited consolidated financial statements have been prepared in accordance with the rules of the SEC and, therefore, do not include all information and footnotes otherwise necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. However, the information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

New accounting pronouncements:

         In June 1999, Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Dare of FASB Statement No. 133, was issued. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of this statement are now effective for financial statements for fiscal years beginning after June 15, 2000, although early adoption is allowed. We plan to adopt the provisions of SFAS No. 133 on January 1, 2001. We do not expect the adoption of this standard to have a material effect on our results of operations or financial position.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock
Compensation: an Interpretation of APB Opinion No. 25. This interpretation clarifies the application of APB Opinion No. 25, Accounting for Stock Issued to Employees, and was effective July 1, 2000. Our adoption of this interpretation did not have a material effect on our results of operations or financial position.

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B, which delayed the implementation date of SAB No. 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999, although early adoption is allowed. We do not expect our adoption of the provisions of this statement to have a material effect on our results of operations or financial position.

2. Issuance of Equity Securities and Convertible Note

         In January 1999, the Company's Preferred Stock automatically converted into shares of Common Stock, when the sum of closing bid prices of the Preferred Stock and two Warrants was at least $12.375 for ten consecutive days. Due to the automatic conversion, a final dividend on the Preferred Stock of 183,211 shares of the Company's Common Stock was accrued and subsequently paid on the Preferred Stock for all Preferred shareholders of record on February 2, 1999.

         In July 1999, the Company sold 9.5 units to four investors in a private placement of its securities. Each unit consisted of 35,000 shares of Common Stock and 7,500 Common Stock purchase warrants. Each warrant is exercisable through February 2, 2003 to purchase one share of Common Stock at a price of $2.40 per share. In connection with this private placement, the Company granted 15,000 warrants to two placement agents. The Company granted an additional 15,000 warrants to one of these placement agents for other investment banking services, which were unrelated to the private placement. These 30,000 warrants are exercisable through February 2, 2003 to purchase one share of Common Stock at a price of $2.40 per share.

         In January 2000, the Company terminated its public and investor relations agreement with RCG Capital Markets Group, Inc. effective January 1, 2000. In lieu of payment for three additional months of service retainer fees, the Company granted options for an additional 25,000 shares of Common Stock at an exercise price equal to $3.25, the closing price of the Company's Common Stock on February 15, 2000. Due to early termination of this agreement, 50,000 unvested options were cancelled.

         Additionally, in January 2000, the Company issued a total of 40,000 Common Stock purchase warrants to an investment research firm and its new public relations firm. The Company was also committed under the terms of the agreement with the new public relations firm to issue an additional 30,000 warrants if representation continued beyond six months. The warrants are exercisable through February 2, 2003 to purchase one share of Common Stock for a price of $2.40 per share. Of the additional 30,000 warrants, 15,000 vested April 1, 2000, after three months of service, and the remaining 15,000 vested on July 1, 2000, after six months of service. The fair value of these performance-based options has been measured upon vesting and charged to operations at such time.

         In February 2000, the Company executed a secured convertible promissory note from a member of the Company's Board of Directors, which was amended in March 2000. The director advanced $250,000 on March 3, 2000; $250,000 on March 9, 2000; $200,000 on March 28, 2000; and the remaining $500,000 on April 26,
2000 under the note. The principal amount of $1,200,000 was paid in full with and converted into 500,000 shares of Common Stock on August 30, 2000. An SB-2 registration statement registering the shares issuable upon conversion of the promissory note was declared effective by the SEC on July 20, 2000. In connection with the beneficial conversion of this note, the Company recorded a non-cash charge of $1,200,000 in the quarter ended September 30, 2000.

         In February 2000, an underwriter in a previous offering exercised a portion of its Placement Agent's Warrants to purchase a total of 10.9825 units at a price of $25,000 per unit. Each unit consists of 20,000 shares of Common Stock and class A warrants exercisable for 10,000 shares of Common Stock. The underwriter exercised the underlying class A warrants simultaneously with the exercise of the Private Placement Warrants. Proceeds to the Company were approximately $467,000.

         In March 2000, a previous distributor of the Company exercised its warrant to purchase 100,000 shares of Common Stock at a price of $2.25 per share. Proceeds to the Company were approximately $225,000.

         On May 26, 2000 the Company issued 500,000 shares of its Common Stock for $2,000,000 in a private placement with Paulson Investment Company of Portland, Oregon. A five percent placement fee was paid to Mark T. Waller of BridgeWorks Capital, a current member of the Company's Board of Directors after the close of the transaction.

         In February, May and June 2000, the Company issued a total of 130,000 shares of its Common Stock to Pollet & Richardson as payment for legal services.

3. Notes Payable

         In December 1999, the Company obtained a note payable for $250,000 from a member of its Board of Directors. The note bears interest at six percent. The balance as of January 15, 2001 is payable in six monthly installments beginning on that date.

         See also Note 2 for discussion of the issuance and conversion of a $1.2 million secured convertible promissory note.

4. Earnings Per Share

         Basic loss per share is computed on the basis of the weighted average number of shares of Common Stock outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of shares of Common Stock and all potentially dilutive shares of Common Stock outstanding during the quarter, is the same as basic loss per share for the periods ended September 30, 2000 and 1999, as all potentially dilutive securities were anti-dilutive.

         Options to purchase 1,660,242 and 1,645,320 shares of Common Stock were outstanding at September 30, 2000 and 1999, respectively. Warrants to purchase 1,503,826 and 1,911,326 shares of Common Stock were outstanding at September 30, 2000 and 1999, respectively. These were not included in the computation of diluted loss per share as the exercise of the options would have been anti-dilutive because of the net losses incurred in the periods ended September 30, 2000 and 1999.

5. Operating Segments

         We have two operating segments, scientific research instruments and laser-based medical devices. The scientific research instruments segment produces research instruments for sale to universities, research institutes and distributors. The laser-based medical devices segment produces medical devices for sale to fertility clinics, medical product distributors and directly to customers. The products produced for fertility clinics and associated technology was sold by the Company in May 2000 for $100,000 cash and 12% royalty payments on future net sales.

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

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2000
                                     ------------------------------------------------------------------
                                      SCIENTIFIC       LASER-BASED
                                       RESEARCH          MEDICAL
                                     INSTRUMENTS         DEVICES          CORPORATE             TOTAL
                                     -----------       -----------        ----------         ----------
Revenues from customers              $  424,773           324,282                 --            749,055
Research and development
     grants                              17,323                --                 --             17,323
Profit (loss) from operations             1,679        (1,378,702)        (1,501,133)        (2,878,156)

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999
                                     ------------------------------------------------------------------
                                     SCIENTIFIC        LASER-BASED
                                      RESEARCH           MEDICAL
                                     INSTRUMENTS         DEVICES           CORPORATE            TOTAL
                                     -----------       -----------         ----------        ----------
Revenues from customers              $  677,987           593,306                 --          1,271,293
Research and development
     grants                             109,964                --                 --            109,964
Profit (loss) from operations            52,850          (640,260)          (740,680)        (1,328,090)

                                                              THREE MONTHS ENDED
                                                              SEPTEMBER 30, 2000
                                     ------------------------------------------------------------------
                                     SCIENTIFIC        LASER-BASED
                                      RESEARCH           MEDICAL
                                     INSTRUMENTS         DEVICES           CORPORATE           TOTAL
                                     -----------       -----------         ----------        ----------
Revenues from customers              $  207,303            65,330                 --            272,633
Research and development
     grants                              10,029                --                 --             10,029
Profit (loss) from operations            86,606          (699,015)          (745,836)        (1,358,245)

                                                         THREE MONTHS ENDED
                                                         SEPTEMBER 30, 1999
                                ---------------------------------------------------------------
                                SCIENTIFIC        LASER-BASED
                                 RESEARCH           MEDICAL
                                INSTRUMENTS         DEVICES          CORPORATE          TOTAL
                                -----------       -----------        ---------        ---------
Revenues from customers         $ 121,742            84,002                --           205,744
Research and development
     grants                        58,732                --                --            58,732
Loss from operations              (34,195)         (228,732)         (198,771)         (461,698)

6. Capital Resources

         Since inception, the Company has incurred operating losses and other equity charges, which have resulted in an accumulated deficit of $22,329,054. During the nine-month period ended September 30, 2000, the Company's operations used net cash of $2,110,391.

         The Company's ability to improve cash flow and ultimately achieve profitability will depend on its ability to significantly increase sales. The Company is primarily focusing its efforts on manufacturing and marketing a series of laser-based medical devices, which leverage the Company's existing base of patented technology. The Company believes the markets for these products are broader than those of the scientific instrumentation market, and, as such, offer a greater opportunity of significantly increased sales. In addition, the Company is pursuing development and marketing partners for several of its medical products. If the Company is able to obtain and develop these partnerships for the laser-based medical devices, the Company believes they will enhance the Company's ability to rapidly ramp-up its marketing and distribution strategy, and possibly offset the products' development costs.

         Although the Company has begun manufacturing and marketing its laser-based medical devices and continues to market its scientific instrument line, it does not anticipate achieving profitable operations any earlier than fiscal 2001. As a result, the Company's working capital surplus is expected to erode over the next 12 months. Nevertheless, the Company expects that its present working capital surplus and increased sales will be sufficient to cover its expected operational deficits through 2000. To ensure sufficient working capital exists for 2001 the Company may be required to seek additional financing through the sale of equity or debt securities.


7. Legal Matters

         Big Sky Laser Technologies, Inc. ("BSLT"), an original equipment manufacturer and developer of laser-based medical devices, has filed a lawsuit alleging that the Company is in breach of contract, has committed fraud and misrepresentation and is in violation of the Racketeer Influenced and Corrupt Organizations Act. The total damages claimed by BSLT approximate $8,200,000. The Company disagrees with these allegations and will vigorously defend the lawsuit. The Company has received extensions of time to answer or otherwise respond to the complaint in court while the Company and BSLT, through their respective attorneys, attempt to negotiate an amicable resolution to the various disputes. The Company anticipates making various payments to BSLT in connection with any settlement and has accrued $400,000 as of September 30, 2000 to cover its estimated costs of settling this lawsuit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

         LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 2000 COMPARED TO DECEMBER 31, 1999

         The Company's working capital increased to $2,139,584 at September 30, 2000 from $590,338 at December 31, 1999. The Company's current ratio increased to 2.7:1 at September 30, 2000 compared with 1.7:1 at December 31, 1999. Total assets also increased from $2,013,666 at December 31, 1999 to $3,919,928 at September 30, 2000. This increase in liquidity and total assets is primarily due to the $2 million private placement that the Company completed in May 2000 and advances under a $1.2 million secured convertible note issued in March 2000. The note converted into 500,000 shares of Common Stock in August 2000.

         Accounts receivable and inventory increased $59,866, or 29%, and $175,391, or 20%, respectively, as of September 30, 2000 when compared with December 31, 1999. This was a result of increased sales during the quarter ended September 30, 2000 when compared with the quarter ended December 31, 1999.

         As of September 30, 2000, the Company's total liabilities were $1,275,909 compared to $1,158,833 at December 31, 1999. This increase was primarily due to an accrual for the Company's potential settlement of the dispute with BSLT that was established during the period ended September 30, 2000.

         The Company expects cash used in operating activities will increase throughout the remainder of 2000 as a more aggressive sales and marketing campaign is launched and as full-scale production of the Lasette is implemented. To date, the Company has funded its operations primarily from the sale of equity securities and short term borrowings as it has not generated sufficient cash from its operations. The Company anticipates that its existing current working capital and future product sales will be sufficient to allow the Company to meet operational obligations through fiscal 2000. Cash from revenues must increase significantly for the Company to fund operations after fiscal 2000 without additional financing. The timing of the Company's capital requirements after fiscal 2000, however, cannot accurately be predicted. The Company's capital requirements depend upon numerous factors, most notably, the market acceptance of its laser-based medical devices. Until significant revenues from operations can be realized through future product sales, the Company will need to fund its growth through additional debt or equity financings. Borrowing money may involve pledging some or all of the Company's assets. Raising additional funds by issuing Common Stock or other types of equity securities would further dilute the Company's existing shareholders. The Company cannot make any assurances that the required additional funds will be available on acceptable terms, if at all. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations and reduce costs, which could have a material adverse effect upon the Company's business, financial condition and results of operation.

         RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         Sales for the three-month period ended September 30, 2000 increased $18,186 or 7% to $282,662 from $264,476 in the three-month period ended September 30, 1999. The increase in sales resulted from the Company's scientific research instruments products. The sales of scientific instrumentation products increased $85,561 during the quarter ended September 30, 2000 to $207,303 from $121,742 when compared to the same quarter of the prior year. The Company's sales of laser-based medical products decreased $18,672 from $84,002 during the quarter ended September 30, 1999 to $65,330 for the quarter ended September 30, 2000. The reason for the decrease is due to the May 2000 sale by the Company of its in vitro fertilization technology. All sales of laser-based medical products in the third quarter of 1999 were attributable to this technology.

         Sales of the Company's laser-based medical products for the diabetic market increased $45,958 or 100% in the quarter ended September 30, 2000 when compared with no sales in the same period in the prior year. This increase was achieved because earlier this year the Company made a strategic decision to focus its efforts in developing and marketing these types of products. The sale of the in vitro fertilization technology noted above also was made because of the Company's decision to pursue the development and sale of products for the diabetic market.

         The Company's gross margin decreased from 11% for the quarter ended September 30, 1999 to a negative gross margin of 166% for the quarter ended September 30, 2000. The decrease is primarily due to an accrual of $400,000 that the Company estimates it will make to BSLT in connection with the settlement of the lawsuit discussed in Note 7 of the notes to the unaudited consolidated financial statements included in this report. Additionally the Company accrued approximately $64,000 in cost of sales to pay the cost associated with a design improvement in one of the main components of the laser-based medical products. As a result of the modification, certain parts in stock had to be reworked. The cost of this rework was charged to cost of sales in the quarter ended September 30, 2000. Additionally, the negative gross margin is due to a lack of efficiencies in the production of our laser-based medical products marketed to the general public. The Company expects its margins to return to a profitable level as sales increase and the Company's manufacturing process becomes more efficient; however, there are several risk factors that need to be considered, such as the Company's ability to effectively market the products and significantly increase sales and the ability of the Company to achieve economies of scale and efficiently manufacture the products. The Company is working to achieve sales and manufacturing efficiencies, but no assurances can be given that the Company will succeed in these areas.

         Operating expenses increased $423,017 from $483,451 for the quarter ended September 30, 1999 to $906,468 for the quarter ended September 30, 2000. The increase is primarily due to a significant increase in marketing and selling expenses as the Company launched an aggressive campaign to sell its laser-based medical products.

         Interest income increased in the quarter ended September 30, 2000 over the amount in the quarter ended September 30, 1999 due to additional cash investments primarily as a result of the $2 million private placement that was completed in May 2000 and proceeds from the issuance of the $1.2 million convertible note in March 2000. Interest expense increased because of a required beneficial conversion charge to interest expense associated with the conversion of the Company's $1.2 million convertible note in August 2000 into 500,000 shares of the Common Stock. In accordance with accounting rules, the Company was required to include a non-cash charge to interest expense when the $1.2 million convertible note was converted to the Company's Common Stock.

         RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         Sales for the nine-month period ended September 30, 2000 decreased $614,879 or 45% to $766,378 from $1,381,257 in the comparable period of 1999.
The decrease is due to the Company's change in emphasis from its scientific instrumentation products and its laser-based medical products marketed to the professional medical community to its laser-based medical products marketed to the general public. Sales of scientific instrumentation products and laser-based medical products marketed to the professional medical community decreased $253,214 and $380,725, respectively, in the nine-month period ended September 30, 2000 when compared with the nine-month period ended September 30, 1999. The sales decline in scientific instrumentation products is due to fewer resources being allocated to achieve sales of those products. The Company's distributor of the laser-based medical products marketed to the professional medical community only purchased $10,182 of these products from the Company during the nine-month period ended September 30, 2000 as compared with $263,396 in the same period of the prior year. Also, as noted above, in May 2000, the Company sold its in vitro fertilization technology. This resulted in a decline of revenues in the nine-month period ended September 30, 2000 of approximately $112,000 when compared with the same period of the prior year.

         Sales of laser-based medical products marketed to the general public increased $205,124 or 100% in the nine-month period ended September 30, 2000 when compared with no sales in the same period in the prior year. As previously mentioned, the Company has made a strategic decision to focus its efforts to develop and market these types of products.

         The Company's gross margin decreased from 26% for the period ended September 30, 1999 to a negative gross margin of 67% for the nine-month period ended September 30, 2000. The reason for the decrease is explained above.

         Operating expenses increased $717,167 from $1,660,104 for the period ended September 30, 1999 to $2,377,271 for the period ended September 30, 2000. The increase is primarily due to legal fees incurred in the second quarter for the issuance of registration statements to the SEC and as noted above to a significant increase in marketing and selling expenses as the Company launched an aggressive campaign to sell its laser-based medical products. The cost of legal fees incurred was paid by issuing Common Stock of the Company rather than by expending working capital resources.

         Interest income increased in the period ended September 30, 2000 over the amount in the period ended September 30, 1999 due to additional cash investments primarily as a result of the $2 million private placement that was completed in May 2000 and proceeds from the issuance of the $1.2 million convertible note in March 2000. Interest expense increased because of a required beneficial conversion charge to interest expense associated with the conversion of the Company's $1.2 million convertible note in August 2000 into 500,000 shares of the Common Stock. In accordance with accounting rules, the

Company was required to include a non-cash charge to interest expense when the $1.2 million convertible note was converted to the Company's Common Stock.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The Company hereby incorporates by reference the information set forth in Part I of this report under note 7 of the Notes to Unaudited Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

                  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5. OTHER INFORMATION

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibits:

                           Exhibit 27   Financial Data Schedule

                  Reports on Form 8-K:

                           None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CELL ROBOTICS INTERNATIONAL, INC.



Dated:      November 14, 2000          By: /s/ Ronald K. Lohrding
            -----------------              -------------------------------------
                                           Ronald K. Lohrding, President, Chief
                                           Executive Officer and Chairman of the
                                           Board of Directors



Dated:      November 14, 2000          By: /s/ Paul C. Johnson
            -----------------              -------------------------------------
                                           Paul C. Johnson, Chief Financial
                                           Officer and Secretary

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER           DESCRIPTION
     -------          -----------
        27            Financial Data Schedule