Form 10KSB
period 2000-12-31
CELL ROBOTICS INTERNATIONAL INC
filed 2001-04-02
CIK 845291

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                      ---------------    ---------------

                         Commission file number: 0-27840
                                                 -------

                        CELL ROBOTICS INTERNATIONAL, INC.
                        ---------------------------------
                 (Name of Small Business Issuer in its Charter)

            Colorado                                           84-1153295
--------------------------------                       ------------------------
  (State or other jurisdiction                               I.R.S. Employer
of incorporation or organization)                        Identification number

2715 Broadbent Parkway N.E., Albuquerque, New Mexico             87107
------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

         Issuer's telephone number, including area code: (505) 343-1131
                                                         --------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's total revenues for the fiscal year ended December 31, 2000 were $1,007,063.

As of March 20, 2001, the aggregate market value of the Common Stock of the Registrant based upon the closing bid price of the Common Stock as quoted on the OTC Electronic Bulletin Board held by non-affiliates of the Issuer was $4,730,962. As of March 20, 2001, 9,980,644 shares of Common Stock of the Issuer were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, which involves the election of directors of the Registrant, are incorporated by reference into Part III of this Report. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-KSB.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Cell Robotics International, Inc. manufactures, markets and sells sophisticated laser-based medical devices and scientific research instruments. As used in this Report, the words "we," "us," "our," and "the company" refer to Cell Robotics International, Inc. and its subsidiary, Cell Robotics, Inc. We were incorporated in Colorado on September 28, 1988, under the name Intelligent Financial Corporation. In February 1995, we acquired all of the issued and outstanding shares of Cell Robotics, Inc., a New Mexico corporation, which had been formed in 1988 to develop the Cell Robotics Workstation. In May 1995, we changed our name from Intelligent Financial Corporation to Cell Robotics International, Inc.

As a pioneer in the development of optical trapping technology, we have evolved from being a developer of laser-based laboratory instruments to a supplier of novel medical laser products. Our product lines include a laser-based medical device, which uses a laser to draw a blood sample to allow diabetics to measure their glucose levels, and the laser-based research workstation marketed under the name Cell Robotics Workstation. Until recently, we also produced and marketed the In Vitro Fertilization Workstation, or the IVF Workstation. The IVF Workstation and associated technology were sold to Hamilton Thorne Research in May 2000 for $100,000 cash and future royalty payments of 12% of net sales of the IVF Workstation and related technology.

Our primary focus is distributing and selling our laser-based medical device to consumers, hospitals, clinics and doctors' offices. We previously marketed two laser-based medical devices, the Personal Lasette and the Professional Lasette. The Personal Lasette was marketed for home use, while the Professional Lasette was targeted for clinical applications. In the third quarter of 2000, we made a strategic decision to discontinue marketing the Professional Lasette to begin focusing on a single Lasette product that can be adapted for either home or clinical use. In this Report, we sometimes refer to the Personal Lasette as the "Lasette." The primary difference between the Lasette used in these home and clinical environments is that a different disposable lens shield is attached to the product for clinical applications than that attached for home use. We believe that focusing on a single product line will reduce direct costs associated with manufacturing the Lasette and promote brand awareness of the Lasette. Our key targets include the diabetes care market for the Lasette and the scientific research market for the Cell Robotics Workstation.

PRODUCTS

LASER-BASED MEDICAL DEVICES -- THE LASETTE

GENERAL. The Lasette is a compact, lightweight, portable crystal laser that utilizes laser light to vaporize a small hole in the finger for capillary blood sampling. At nine ounces, the Lasette is slightly larger than a handheld cellular telephone and it fits into a suit-coat pocket or a purse. The Lasette is a better alternative for capillary blood sampling for many diabetics because, for many patients, it causes less pain and residual soreness than the traditional steel lancet. The Lasette may be a better alternative for children with diabetes, newly diagnosed diabetics and needle-phobic or needle-adverse individuals.

The Lasette for home use allows diabetics to test their glucose levels at home. This application requires a disposable lens shield, which is a cassette of specialized plastic film. The film advances with each use of the device and has the capacity for 120 applications. We designed the disposable cassette to provide a one-month supply of film for diabetic patients who test four times per day.

The Lasette for clinical use is used to draw blood for various tests, including testing glucose levels, in the clinical setting. This application requires a single disposable lens shield that inserts into the device for each use. The patented disposable lens shield is replaced after each use in a clinical setting which prevents the patient's blood from contaminating the Lasette unit and therefore minimizes the risk of cross-contamination. The disposable shield also uses a specialized plastic film to prevent any vapors from condensing on the laser lens.

We have encountered some design and quality problems with the Lasette since we introduced it on a limited basis in December 1999. For instance, we had to modify the design to limit the effect extreme temperatures had on the Lasette's functionality. We believe that we have resolved these problems; however, we cannot provide any assurances that quality and design problems will not occur in the future with the Lasette or enhancements to the Lasette.

The Lasette has received several awards. In June 2000, the Personal Lasette received the Silver "Medical Design Excellence Award" from the Medical Design and Manufacturing Conference and Exposition in New York City. In making their selection, the nine judges focused on criteria such as form and function, aesthetics, efficiency, business impact, innovation, ease of use and cost-benefit ratio. The Personal Lasette was a winner in the "Over-the-Counter and Self-Care Product" category. The laser industry's Photonics Spectra journal, which has the "Circle of Excellence" award, has recognized the Lasette technology as one of the 25 most significant worldwide laser developments in 1999. R&D Magazine gave the Lasette its "R&D 100" award for being one of the 100 most significant overall technical worldwide developments in 1999. In November 2000, the Lasette received the GOOD DESIGN(R) award for product distinction by the Chicago Athenaeum: Museum of Architecture and Design.

MARKETS. There are an estimated 100 million people with diabetes worldwide. In the United States, an estimated 15.7 million people have some form or variation of diabetes. However, only 10.3 million people in the United States have been diagnosed with diabetes. Approximately 4.7 million diabetics must inject insulin on a daily basis to survive. Further, doctors diagnose approximately 800,000 new cases annually in the United States. Most of the insulin-injecting diabetic patients are required to test their glucose levels approximately four times per day to determine when and how much insulin to inject. The Lasette collects capillary blood from fingertips, which according to industry data is a procedure performed approximately one billion times per year in homes, hospitals, clinics and doctors' offices.

We will market the Lasette for home use primarily to children with diabetes, newly diagnosed diabetics, high frequency testing diabetics with sore fingers and needle-phobic and needle-adverse patients. The needle-phobic and needle-adverse market is an attractive market for this model. Presently, a diabetic must stick himself or herself with a steel lancet or needle to draw a blood sample for glucose testing. Diabetics' needle phobia prevents them from testing their glucose levels on the regularly recommended basis. Others dislike the pain of the steel lancet sticks and the continual residual soreness in their fingertips from the multiple daily sticks. In medical literature, needle phobics are estimated to number between 5 and 25% of the diabetic population. The Lasette draws blood in a way that eliminates the effects of needle phobia, minimizes pain and eliminates the long-term finger soreness.

Capillary blood sampling is performed in virtually all clinical settings. These include hospitals, dialysis clinics, blood banks, nursing facilities, home health agencies and physicians' offices. Presently, the most commonly used device for capillary blood sampling is the stainless steel lancet. In the hospital setting, inadvertent transmission of disease from accidental lancet sticks is a recognized problem. We believe that the Lasette for clinical use can substantially reduce the pain and trauma involved with this procedure as well as the risk of inadvertent cross-contamination for both the clinician and the patient.

The Needlestick Safety Act was recently enacted, which requires health facilities to employ measures to reduce or eliminate the accidental needlesticks suffered by health care workers by providing safety engineered sharps devices or needless systems. The needle-free, laser-based design of the Lasette eliminates the risk of accidental needlesticks because a patient's blood sample is obtained by the use of a laser pulse rather than by a needle or lancet. We believe this feature of the Lasette will be an important selling strategy for developing the market for the Lasette for clinical use.

MANUFACTURING. We are currently manufacturing the Lasette at our Albuquerque, New Mexico facility. We have instituted the record keeping, quality control and production procedures needed to meet the manufacturing regulatory requirements of the FDA MDQSR, ISO 9001 and EN 46001. We believe our manufacturing capacity at our existing facilities are adequate to meet customer demands for the Lasette for the foreseeable future.

MARKETING AND DISTRIBUTION. We employ different marketing and distribution strategies for the Lasette for home use and the Lasette for clinical use. Currently, we are selling the Lasette for home use directly to home-use customers, eliminating distributor costs. However, we are pursuing distribution and marketing partners for this Lasette product line. If we can obtain these partnerships, we believe they will enhance our ability to rapidly ramp-up our marketing and distribution of the Lasette to end users. Several of the drug store, supermarket and superstore chains have expressed interest in distributing the Lasette for home use, but we have not entered into any formal discussions or reached any definitive agreements.

We advertise the Lasette for clinical use in journals placed with clinics and direct marketing to medical device distributors and other groups and organizations that may have an interest in the benefits of the Lasette for themselves and for their clients. The Lasette for clinical use is distributed through several regional distributors within and outside the United States. In January, 2001 we also entered into a three year non-exclusive distribution agreement with a national distributor covering the United States. To date these distribution relationships have not generated significant revenues. We believe that we will accomplish marketing and distribution of this Lasette product line through a collection of large national and international distributors of diabetic supplies or through manufacturers' representatives. We are currently holding discussions with certain other large national and international distributors and intend to pursue additional non-exclusive regional and national distribution relationships.

COMPETITION. The Lasette represents a technological alternative to the traditional stainless steel lancet for routine capillary blood sampling. It eliminates the risk of cross-contamination and attendant indirect costs. We designed it to reduce the pain, fear and anxiety associated with drawing blood. It also eliminates the cost and risk of lancet waste disposal. While the cost for each stainless steel lancet may be minimal, it has indirect costs associated with it, such as disposal costs. By eliminating these indirect costs, we believe we can market the Lasette at a price that will make it competitive to the stainless steel lancet.

While we believe there is no direct competition to the Lasette, its position in the market is threatened by corporate research and development efforts throughout the world that are focusing on the development of new, advanced non-invasive and partially invasive technologies for determining and/or controlling glucose levels in diabetic patients. Several companies have developed or are attempting to develop minimally invasive or non-invasive glucose testing products. The technologies that appear to be receiving the most attention are the GlucoWatch(R) by Cygnus, Inc. and the continuous glucose monitoring system, or CGMS, by MiniMed Inc.

Cygnus' GlucoWatch(R) has recently been approved by the FDA for detecting trends and tracking patterns in adult diabetics' glucose levels. Information released by MiniMed states that the CGMS has been cleared by the FDA for use by physicians to track trends and patterns in patients' glucose levels as well. The CGMS is only for use by physicians and is not for determining the amount of insulin to inject or pump into a patient at a given time. The GlucoWatch(R) and CGMS study the trends or track the patterns of diabetics who do not have their diabetes under control. For those particular patients, either the GlucoWatch(R) or the CGMS is a good supplement to the Lasette product line as each require multiple daily finger sticks to calibrate the devices. Currently, neither product is a substitute or a replacement for testing the blood from a traditional finger-stick and meter. We are not aware of any product similar to the Lasette that has received FDA clearance or the CE Mark certification for commercial marketing in either the United States or European Union.

REGULATORY STATUS. Our products are subject to a great deal of regulation. See "Business - Government Regulation; Product Approval Process" for a description of government regulations affecting our products. The following details the regulatory clearances we have obtained for the Personal Lasette and the Professional Lasette since mid-1997:

o FDA clearance for use of the Professional Lasette for testing glucose and hematocrit in healthy adult patients in a clinical setting (August 1997);

o FDA clearance for use of the Professional Lasette for testing glucose and hematocrit in diabetic adult patients in a clinical setting (October 1997);

o    CE Mark testing complete for Professional Lasette (May 1998);

o FDA clearance for use of the Professional Lasette for testing glucose and hematocrit in all juveniles patients in a clinical setting (June 1998);

o ISO 9001/EN 46001/Medical Device Directive Certification (September 1998; recertified in September 1999 and September 2000);

o FDA clearance for use of all glucose meters with the Professional Lasette (September 1998);

o    FDA Variance for Professional Lasette design (October 1998);

o FDA clearance for home use of the Professional Lasette for glucose monitoring (December 1998);

o FDA approval of 501(k) amendment to include Personal Lasette safety and efficacy (January 1999);

o    FDA clearance for all screening blood tests in a clinical setting (January
     1999);

o    CE Mark certification for the Professional Lasette (March 1999);

o    Registration Certificate for medical devices granted by China (May 1999);

o    CE Mark certification for the Personal Lasette (August 2000); and

o    Medical device license granted in Canada for the Personal Lasette (August
     2000).

The Lasette has received 510(k) clearance from the FDA for drawing capillary blood samples. In addition, the FDA has cleared the Lasette for capillary blood sampling for all clinical screening tests. The Lasette has also received the CE Mark designation. The Lasette is the only alternative to the steel lancet or needle that has been approved by the FDA that allows diabetics to sample their blood for glucose testing so they can determine their subsequent insulin injections. Clearance of the Lasette by the FDA allows us to market the Lasette in the United States. The CE Mark designation of the Lasette also permits us to market the Lasette in the European Union and certain other countries such as Brazil and Australia.

INTELLECTUAL PROPERTY. The Lasette was originally developed using the multifaceted crystal resonator, or MCR, patent acquired from Tecnal Products, a subsidiary of Lovelace Scientific Resources, Inc., in January 1996. The patent expires in 2014. We have also acquired a foreign patent application and a strategic license from Tecnal Products. These acquisitions comprised a package of technological assets covering two laser products: (1) a low-cost, high-power, solid-state laser that eliminates many of the delicate optical components required by conventional solid-state lasers and (2) a laser perforator. The MCR patent was originally developed under a license agreement with New Technology Engineering Center of Russia. However, new developments in crystal laser coating technologies have decreased the value of the MCR patent.

We have since advanced the Lasette's laser design and have sought, or are preparing to seek, continuations of existing patents and/or new patents protecting those designs. Two issued United States patents cover certain technological foundations of the current Lasette product line. These patents were issued in September 1996 and June 1999 and include claims regarding mechanisms to create and control laser energy distribution profiles that are essential for reducing pain in laser lancing devices. In November 1999, we received a United States patent for the disposable finger shield used with the Lasette for clinical use. We also have received a United States patent covering the disposable finger shield mechanism used in the Lasette for home use. Other mechanisms for reducing the size and cost and improving the reproducibility and painlessness of laser lancing devices are regarded as trade secrets, or are the subject of planned patent applications. Finally, we have registered the mark "Lasette" with the United States Patent and Trademark Office.

Mr. Tankovich, a former employee of the Russian Academy of Science now residing in San Diego, California, holds the United States patent relating to the use of a laser for blood sample collection. In this Report, we sometimes refer to Mr. Tankovich's patent as the "Tankovich Patent." Becton Dickinson Corporation, a leading producer of blood collection products, licensed the Tankovich Patent from Mr. Tankovich in December 1995.

We have entered into discussions with Becton Dickinson regarding a license or similar arrangement including the Tankovich Patent. The costs associated with these arrangements could include up-front payments and ongoing royalties which may adversely affect our operating results. There can be no assurance that we will reach an agreement with Becton Dickinson on terms acceptable to us, if at all. If we fail to reach an agreement with Becton Dickinson, there can be no assurance that Becton Dickinson will not claim that the Lasette infringes the Tankovich Patent. While we believe that the Tankovich Patent is invalid and unenforceable due to public disclosure of the laser perforation concept in the international scientific literature, as well as public commercialization of primitive perforator products in the former Soviet Union, as early as October 1990, there can be no assurance that any infringement claims by Becton Dickinson would be resolved without costly litigation. An adverse ruling or judgment in any litigation could have a significantly negative effect on the Lasette product line and our operating results. Moreover, if we are found to infringe, we could be subject to significant liability and could be prevented from manufacturing and selling the Lasette, which would materially adversely affect our business, financial results and operations. Management attention consumed by and legal costs associated with any litigation could also have a negative effect on our operating results.

In October 1997, Transmedica (formerly Venisect) commenced a patent infringement action against us in which it claimed the Lasette infringed the United States patent underlying Transmedica's skin perforator. A federal court dismissed the suit on procedural grounds. Transmedica appealed the federal court ruling, but subsequently withdrew its appeal. Transmedica was recently purchased by Norwood Abbey Ltd. Transmedica did not begin any further proceedings against us prior to being acquired by Norwood Abbey. As of the date of this Report, Norwood Abbey has also not begun any further proceedings against us.

SCIENTIFIC RESEARCH INSTRUMENTS -- THE CELL ROBOTICS WORKSTATION

APPLICATIONS OF THE SCIENTIFIC RESEARCH INSTRUMENTS. The Cell Robotics Workstation allows scientists to manipulate objects in micro-space, upgrading the microscope to an interactive micro-laboratory. The scientific research instruments enhance the usefulness and importance of the conventional laboratory microscope as a tool in medical, biological and genetic applications in the life sciences. Scientists can use the technology for cell separation, cell-to-cell interaction, micro-dissection and intercellular manipulation of living cells. Third parties currently use the Cell Robotics Workstation for cancer, immunology, neurobiology, assisted reproductive techniques and genome research.

DESCRIPTION. In 1996, we introduced the computer-controlled Cell Robotics Workstation for optical trapping, micromanipulation and microsurgery. This workstation is based on our core LaserTweezers, LaserScissors, CellSelector and SmartStage technologies. The LaserTweezers application of the Cell Robotics Workstation is based upon a non-exclusive license from AT&T, which was transferred by AT&T to Lucent Technologies, Inc. Computer control provides powerful, user-friendly features such as interactive software with mouse or keyboard control, a unique motorized stage and a motorized focus drive providing motion in three directions. The Cell Robotics Workstation integrates our research instruments into a complete computer-controlled optical trapping and ablation workstation.

MARKETS. Principal markets for the Cell Robotics Workstation are colleges, universities, research laboratories, biotechnology and pharmaceutical companies and commercial laboratories conducting biological research. We intend to identify scientists that have specific research applications particularly well suited to the company's instruments.

MANUFACTURING. To minimize capital outlay, we outsource parts of the Cell Robotics Workstation to machine shops and circuit board companies. We complete final assembling and testing at our Albuquerque, New Mexico, facility to ensure the quality of the final product. We plan to continue this approach for the foreseeable future.

MARKETING AND DISTRIBUTION. While we intend to focus on the distribution and sale of our laser-based medical devices, we will continue to promote and market the scientific research instruments through direct sales, dealers, representatives and distribution arrangements. We currently have an agreement with Mitsui Engineering and Shipbuilding granting exclusive distribution rights for the Cell Robotics Workstation in Japan. The agreement expires in September 2005. Mitsui has assigned these distribution rights to Meiwa Shoji Company Ltd. We have also expanded domestic and international non-exclusive distribution channels for the Cell Robotics Workstation to include distributors in 17 countries.

COMPETITION. Third party competitors of the Cell Robotics Workstation include P.A.L.M. and S&L Microtest, both German companies, Sigma Koki, a Japanese company, and Arcturus, a United States company. P.A.L.M., S&L Microtest and Sigma Koki make multi-trap and custom trapping instruments that compete with the Cell Robotics Workstation. Arcturus offers a laser micro-dissection system.

REGULATORY STATUS. We received the CE Mark for the Cell Robotics Workstation in September 1997. This product line does not currently require other regulatory clearances, including clearance from the FDA.

CONTINUING INTEREST IN THE IVF WORKSTATION

In May 2000, we sold the In Vitro Fertilization Workstation, or IVF Workstation, product line to Hamilton Thorne Research, a major producer and marketer of sperm analysis equipment worldwide, for $100,000 in cash and 12% royalty payments on future net sales. We do not expect these royalty payments will have a material effect on our cash flow. We decided to sell the IVF Workstation and associated technology to further focus our efforts on the development and sale of the Lasette.

The IVF Workstation is a computer-controlled multi-functional workstation that combines, for the first time, a technological solution to both the functional and informational requirements of clinicians working in the In Vitro Fertilization environment. Utilizing a microscope, computer-controlled motorized stage, video camera, sophisticated laser-based technology and data storage and retrieval systems, the IVF Workstation permits standardized evaluation, measurement and diagnosis of eggs and embryos, sperm injection and laser-assisted embryo hatching in one integrated system. With its computer hardware and software, the IVF Workstation also permits the detailed cataloguing and documentation of each In Vitro Fertilization procedure and the organization and retrieval of data and other information.

In Vitro Fertilization is a rapidly-growing area of human fertility treatment. However, success rates with current procedures vary significantly from clinic to clinic. The IVF Workstation is designed to improve success rates for clinics and In Vitro Fertilization patients.

COMPETITION

While the Lasette currently has no direct competitors and the Cell Robotics Workstation has a few competitors as detailed above, specialized laser-based medical device companies as well as other companies, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and protect technologies that they may develop or have developed, some of which will be directly competitive to us. The principal factor affecting our competitive position is the suitability of our instruments for, and their performance in, a particular application. We face potential competition from a number of established domestic and international companies, all of which have substantially greater engineering, manufacturing, marketing and financial capabilities. Our ability to compete successfully in existing and future markets will depend on elements both within and outside of our control.

BUSINESS STRATEGY

We hope to become a leader in the development and sale of technologically advanced laser-based medical devices. To achieve this goal, our business strategy capitalizes on our core laser technologies to develop unique products targeted at large markets in which we can compete effectively. Key components of our business strategy include the following:

o DEVELOP UNIQUE TECHNOLOGY. Through know-how and core technology, we plan to develop products that offer more effective, safer and less painful solutions than conventional procedures. This development strategy includes using patents, licenses and collaboration where appropriate.

o DEVELOP MARKET RECOGNITION. We are positioning our laser-based medical devices as preferred technological solutions to clearly-defined medical needs. We seek to create significant brand awareness for the Lasette, our signature product, particularly with consumers that use the Lasette for home use. To accomplish this, we are advertising in diabetes-related publications, direct mailings, tradeshows and print, radio, television and Internet media. We use trademarked product names that can be clearly recognized by customers, such as Lasette and LaserTweezers.

o EXPAND DISTRIBUTION CHANNELS. We are presently pursuing non-exclusive distribution agreements for our Lasette for clinical use with national, international and regional distributors of medical products to take advantage of their existing distribution channels and name recognition. Currently, we are marketing and selling the Lasette for home use directly to the end user. Several drug store, supermarket and superstore chains have inquired about distributing the Lasette for home use; however, we have not entered into any formal discussions with them. We sell the Cell Robotics Workstation in the United States and internationally through distributors and manufacturers' representatives.

INTELLECTUAL PROPERTY

Our success will depend, in part, upon our ability to develop superior products that we can market at competitive prices. Our ability to do this will depend, in part, on our ability to protect and defend our intellectual property rights and the competitive advantages those rights offer. We rely primarily on patent, trade secret, copyright and trademark laws, confidentiality procedures and other intellectual property protection methods to protect our proprietary technology. As of the date of this report, we have been issued three patents and have applied for additional patent protection for our laser-based medical devices. Our scientific research instruments have only limited patent protection. It is our policy to require our employees to execute confidentiality agreements upon the commencement of such relationships.

RESEARCH AND DEVELOPMENT

To succeed, we must continually enhance existing products and develop new products incorporating the latest improvements in laser technology. Accordingly, we are committed to investing resources in research and development activities.

During the years ended December 31, 2000 and 1999, we spent $816,659 and $551,486, respectively, on internal research and development programs. As of December 31, 2000, five of our scientists and engineers were engaged primarily in research and development activities. We channeled the majority of the proceeds from equity financing, short-term borrowings and the sale of securities in 1995 through 2000 to fund our internal research and development activities. We do not have research arrangements with any outside research and development firms. We received a Small Business Innovative Grant from the National Cancer Institute in April 1997. Originally, the grant awarded funds for two years of development of a proprietary laser instrument for semi-automated single cell sorting. The grant was recently modified to validate capabilities of applying laser energy in connection with a polymerase chain reaction or PCR. Additionally, the period during which funds can be expended was extended until September 30, 2001. The total grant award that is available to us is approximately $635,000. We have received approximately $487,000 to date.

GOVERNMENT REGULATION; PRODUCT APPROVAL PROCESS

Government regulations govern various aspects of our marketing, sales and manufacturing processes. We have successfully obtained many of the regulatory clearances necessary to market and sell our products in our current markets; however, we may require additional clearances if we enter new markets, improve existing products or develop new products. We must also maintain our current FDA clearances by periodic audits. There can be no assurance that we will obtain, maintain or receive additional necessary clearances.

For research applications, our products are subject only to FDA safety regulations. However, the European Community requires that research instruments receive the CE Mark before they can be exported to Europe. We received the CE Mark for the Cell Robotics Workstation and all of its modules in September 1997. We also received the CE Mark for the Personal Lasette in August 2000.

In the United States, federal and state statutes regulate the testing, manufacture, safety and efficacy, labeling, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory framework may take many months and may involve the expenditure of substantial resources. In addition to obtaining FDA clearances for each product, we must register and seek FDA approval for each manufacturing establishment. These establishments must be certified to meet ISO 9001 and EN 46001 requirements.

The FDA has separate review procedures for medical devices before such products may be commercially marketed in the United States. There are two basic review procedures for medical devices in the United States. Certain products may qualify for a Section 510(k) procedure, under which the manufacturer gives the FDA a Pre-Market Notification, or 510(k) Notification, of the manufacturer's intention to commence marketing of the product at least 90 days before the product will be introduced for clinical use. The manufacturer must obtain written clearance from the FDA before it can commence marketing the product. Among other requirements, the manufacturer must establish in the 510(k) Notification that the product to be marketed is "substantially equivalent" to another legally-marketed, previously existing product. If a device does not qualify for the 510(k) Notification procedure, the manufacturer must file a Pre-Market Approval Application. The Pre-Market Approval Application requires more extensive pre-filing testing than the 510(k) Notification procedure and involves a significantly longer FDA review process. See "Business -- Products -- Laser-Based Medical Devices -- The Lasette -- Regulatory Status" for a listing of the regulatory clearances we have obtained for the Personal Lasette and Professional Lasette since mid-1997.

We can market the Lasette for essentially all applications requiring capillary blood drawing for blood screening and/or sampling in the United States. For marketing outside of the United States, we will be subject to foreign regulatory requirements governing clinical trials and marketing approval for the products. Requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. Although we have employees who are experienced with the regulatory procedures of the European Community and other jurisdictions, we do not currently have any facilities or employees outside of the United States. In some cases, we will rely on our strategic partners in foreign markets to satisfy the regulatory requirements imposed by those jurisdictions.

EMPLOYEES

As of March 20, 2001, we had 27 full-time employees. Of the employees, 5 were principally engaged in product development, 9 in manufacturing, including quality control, 9 in marketing and sales and the balance in administration and finance. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced work stoppages and we believe that our relationship with our employees is good.


ITEM 2.  DESCRIPTION OF PROPERTY

Our facilities are located in approximately 12,000 square feet in Albuquerque, New Mexico. This facility contains our executive and administrative offices, as well as facilities for our assembly, production, testing, storage and inventory functions. Our monthly rent payments are $8,745, subject to a three percent annual increase. We renegotiated our lease to terminate in November 2002. We believe that this facility is adequate for our present and near-term requirements. Our equipment, fixtures and other assets located within the facility are insured against loss.


ITEM 3.  LEGAL PROCEEDINGS

During 2000 Big Sky Laser Technologies, Inc. (BSLT) filed a lawsuit alleging that we were in breach of contract. In January 2001 the Company and BSLT reached a settlement and the lawsuit was dismissed with prejudice. Under the settlement agreement we paid BSLT $350,000. As consideration for this payment BSLT will complete and ship to us 100 units of the Professional Lasette that BSLT had previously been manufacturing for us and will ship to us all remaining parts inventory in their possession. We had accrued $400,000 for the anticipated costs of settling the lawsuit during the quarter ended September 30, 2000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND REDEEMABLE WARRANTS

         Our common stock and redeemable warrants to purchase shares of our common stock ("Redeemable Warrants") are traded over-the-counter and quoted on the OTC Bulletin Board on a limited and sporadic basis under the symbol "CRII" and "CRII.W," respectively. The reported high and low bid prices for the common stock and the high and low bid and ask prices for our Redeemable Warrants, each as reported by the OTC Bulletin Board, are shown below for the two-year period ended December 31, 2000. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Common Stock

                                                      BID
                                            -----------------------
                                                Low          High
                                            ----------    ---------

1999
     First Quarter                             $1.813       $2.813
     Second Quarter                             1.500        2.188
     Third Quarter                              1.531        2.125
     Fourth Quarter                             1.563        2.313

2000
     First Quarter                             $1.531       $7.750
     Second Quarter                             3.128        5.813
     Third Quarter                              1.813        4.125
     Fourth Quarter                             0.500        2.250


Redeemable Warrants

                                             Low - Bid    High - Ask
                                            ----------    ----------

1999
     First Quarter                             $0.813       $0.938
     Second Quarter                             0.813        1.063
     Third Quarter                              0.875        0.969
     Fourth Quarter                             0.688        0.938

2000
     First Quarter                             $2.813       $3.000
     Second Quarter                             1.750        2.000
     Third Quarter                              0.906        1.063
     Fourth Quarter                             0.250        0.375

         As of March 20, 2001 there were approximately 163 stockholders of record of our common stock and 8 holders of record of our Redeemable Warrants.

DIVIDENDS

         We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We anticipate that any earnings generated from our operations will be used to finance our ongoing operations. No contractual restrictions exist upon our ability to pay dividends.

The Company's Series A Convertible Preferred Stock (the "Preferred Stock") automatically converted into shares of Common Stock in January 1999, when the sum of closing bid prices of the Preferred Stock and two Redeemable Warrants was at least $12.375 for ten consecutive days. Due to the automatic conversion, a final dividend in the form of shares of the Company's common stock was accrued for all shareholders of record on February 2, 1999.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

Sales for the year ended December 31, 2000 decreased $302,226 or 23% to $992,710 from $1,294,936 in the comparable period of 1999. The decrease is due to the Company's change in emphasis from its scientific instrumentation products and its Professional Lasette to the Lasette that can be used for either home or clinical use. Sales of scientific instrumentation products and the Professional Lasette decreased $130,740 and $300,667, respectively, during the year ended December 31, 2000 when compared with 1999. The sales decline in scientific instrumentation products is due to fewer resources being allocated to achieve sales of those products. Because of lack of sales in 2000, the Company terminated its distribution arrangement with the distributor of the Professional Lasette. Also, in May 2000, the Company sold its in vitro fertilization technology. This resulted in a decline of revenues in the year ended December 31, 2000 of approximately $126,000 when compared with the prior year.

Sales of the Company's newly developed laser-based medical product marketed by the Company increased approximately $250,000 during 2000 when compared with no sales in 1999. As previously mentioned, the Company has made a strategic decision to focus its efforts to develop and market this type of products.

The Company's gross margin on product sales decreased from 18% during 1999 to a negative gross margin of 53% for 2000. The decrease is primarily due to an accrual of $400,000 that the Company made during the third fiscal quarter of 2000 as an estimate of the financial impact of settling its lawsuit with Big Sky Laser Technology. As noted previously in this Report the lawsuit was settled in January 2001. Additionally, during third fiscal quarter the Company accrued approximately $64,000 in cost of sales to pay the cost associated with a design improvement in one of the main components of the Lasette. As a result of the design modification, certain parts in stock had to be reworked. Additionally, the negative gross margin is due to a lack of efficiencies in the production of our laser-based medical products marketed by the Company. The Company expects its margins to improve as sales increase and the Company's manufacturing process becomes more efficient; however, there are several risk factors that need to be considered, such as the Company's ability to effectively market the products and significantly increase sales and the ability of the Company to achieve economies of scale and efficiently manufacture the products. The Company is working to achieve sales and manufacturing efficiencies, but no assurances can be given that the Company will succeed in these areas.

Operating expenses increased $1,238,615 from $2,165,551 for the period ended December 31, 1999 to $3,404,166 for the year ended December 31, 2000. A large portion of the increase is due to a significant increase in marketing and selling expenses as the Company launched an aggressive campaign to sell its laser-based medical products. Another reason for the increase is due to legal fees incurred in the second quarter of fiscal 2000 primarily to update previous registration statements filed with the SEC and for legal services in connection with a secured convertible note. The cost of these legal fees incurred was paid by issuing common stock of the Company rather than by expending working capital resources.

Interest income increased $49,977 or 191% in the year ended December 31, 2000 compared to the prior year. The increase is due to additional cash investments primarily as a result of the $2 million private placement that was completed in May 2000 and proceeds from the issuance of the $1.2 million convertible note in March 2000. Interest expense increased because of a required beneficial conversion charge to interest expense associated with the conversion of the Company's $1.2 million convertible note in August 2000 into 500,000 shares of common stock. In accordance with accounting rules, the Company was required to make a non-cash charge of $1,200,000 to interest expense when the $1.2 million convertible note was converted to the Company's common stock. The increase in other income resulted from the Company's sale of its in vitro fertilization technology.


RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

During the year ended December 31, 1999, our operating activities primarily included continuing efforts to complete the development of our laser-based medical devices and marketing of the Lasette. Product sales for the period were generated from sales of our scientific research instruments and our Professional Lasette.

o Total revenues from product sales and grant revenue decreased .8% from $1,429,001 during the 1998 period to $1,417,317 during 1999.

o Research and development grant revenue decreased 31.7% from $179,298 during 1998 to $122,381 during 1999.

o The gross profit realized by our product sales generated during fiscal 1999 was $230,806, or 17.8%, compared to a gross profit of $401,463, or 32.1%, realized during fiscal 1998. This decrease was primarily attributed to a reduction in retail selling prices due to competitive pricing pressures as well as increased warranty expenses associated with the Professional Lasette.

Operating expenses incurred during fiscal 1999 were $2,165,551, a decrease of $103,712, or 4.6%, compared to fiscal 1998 operating expenses of $2,269,263. This decrease was principally attributable to a reduction in research and development expenses.

o Research and development expenses decreased by $297,680, or 35.1%, in 1999 due primarily to a reduction in professional design and engineering consulting fees required by our laser-based medical devices.

o Marketing and sales related expenses incurred during fiscal 1999 were $625,777, an increase of $16,489, or 2.7%, when compared to fiscal 1998 marketing and sales related expenses of $609,288. Expenses related to the marketing introduction of our new Personal Lasette product were primarily responsible for this increase.

o General and administrative expenses associated with the conduct of our business increased from $810,809 during the year ended December 31, 1998 to $988,288 for the year ended December 31, 1999, an increase of $177,479 or 21.9%. This increase is primarily attributed to our effort to maintain ISO 9001 certification, increased product liability premiums, increased SEC compliance costs and increased investor relations' activities.

During the fiscal year ended December 31, 1999, other income and expenses decreased from an $84,454 net contribution to income for the year ended December 31, 1998 to a $25,395 net contribution to income. This decrease was due almost exclusively to the reduction of interest earned on declining cash balances.

As a result of the foregoing, our net loss applicable to common shareholders for the year ended December 31, 1999 increased by $367,057, or 17.8%, when compared to the year ended December 31, 1998. Our net loss applicable to common shareholders was $2,057,573 for the year ended December 31, 1998, and $2,424,630 for the comparable period ended December 31, 1999. We had a net loss of $0.31 per share on 7,734,762 weighted average shares outstanding for the year ended December 31, 1999 compared to a net loss of $0.39 per share on 5,278,347 weighted average shares outstanding for the comparable period ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have relied principally upon the proceeds of both debt and equity financing to provide working capital for our product development and marketing activities and, to a lesser extent, the proceeds of Small Business Innovative Research grants. We have not been able to generate sufficient cash from operations and, as a consequence, we must seek additional financing to fund ongoing operations.

o In February 1998, we sold 460,000 units, each unit consisting of one share of Series A Convertible Preferred Stock, convertible into four shares of our common stock, and two Redeemable Warrants, in a registered offering to the public. Each unit was sold at a price to the public of $8.25. The units were traded over-the-counter and quoted on the OTC Bulletin Board under the symbol "CRIIU" for a period of 30 days through March 4, 1998. In March 1998, the units automatically separated and, as a result, the Preferred Stock and Redeemable Warrants traded separately over-the-counter, and were quoted on the OTC Global Change Bulletin Board under the symbols "CRII.P" and "CRII.W," respectively. In January 1999, the Preferred Stock automatically converted into shares of our common stock.

o In July 1999, we sold 9.5 units to four investors in a private placement of our securities. Each unit consisted of 35,000 shares of our common stock and 7,500 Redeemable Warrants. We also granted 15,000 Redeemable Warrants to two placement agents. Gross proceeds received from this private placement totaled $475,000. We also granted an additional 15,000 Redeemable Warrants for legal services rendered that were unrelated to this private placement.

o The February 2000 exercise of the warrants issued to an underwriter and its officers in connection with a previous offering of our securities, or the Private Placement Warrants, and underlying class A warrants resulted in $466,756 of proceeds to the company. The Private Placement Warrants were issued to Paulson Investment Company, Inc. and its officers, who served as placement agent in connection with a 1995 private offering. The Private Placement Warrants were exercisable for a period of five years to purchase
     11.5 units at a price of $25,000 per unit, each unit consisting of 20,000 shares of our common stock and our class A warrants exercisable for 10,000 shares of our common stock.

o In February 2000, we executed a secured convertible promissory note payable to Oton Tisch, a member of our Board of Directors, which was amended in March 2000. Mr. Tisch advanced $250,000 on March 3, 2000; $250,000 on March 9, 2000; $200,000 on March 28, 2000; and the remaining $500,000 on April
     26, 2000 under the note. The principal amount of $1,200,000 was paid in full with and converted into 500,000 shares of common stock on August 30, 2000. An SB-2 registration statement registering the shares issuable upon conversion of the promissory note was declared effective by the SEC on July 20, 2000. In connection with the beneficial conversion of this note, we recorded a non-cash charge of $1,200,000 in the quarter ended September 30, 2000.

o On May 26, 2000, the Company issued 500,000 shares of its common stock for $2,000,000 in a private placement with Paulson Investment Company of Portland, Oregon. A five percent placement fee (or $100,000) was paid to Bridgeworks Capital, Inc. after the close of the transaction. Mark Waller, one of our directors, is an officer and majority owner of BridgeWorks Capital.

Cash used in operations for the years ended December 31, 2000 and 1999 was $2,959,301 and $1,584,722, respectively. The primary reasons for the increase in cash used in operations during the year ended December 31, 2000, as compared to the prior year, are increases in selling and marketing expenses during that period.

Cash provided by financing activities for the years ended December 31, 2000 and 1999 was $3,864,805 and $887,551, respectively. The increase in net cash provided by financing activities resulted primarily from net proceeds from the equity financings discussed above.

Our liquidity and capital resources improved in 2000 due to the equity financings discussed above, but will decrease in the future due primarily to the company's ongoing operating losses. Our current ratio at December 31, 2000 was
1.9 to 1, compared to a current ratio of 1.6 to 1 on December 31, 1999. Total assets increased from $2,013,666 at December 31, 1999 to $3,135,816 at December 31, 2000, an increase of $1,122,150 or 56%.

o The increase in our current assets of $1,062,848, or 71%, was the result of the increased cash received from the equity transactions completed in 2000 and, to a lesser extent, by increases in accounts receivable and inventory as discussed below.

o Accounts receivable increased $172,575 from $206,278 at December 31, 1999 to $378,853 at December 31, 2000. A substantial increase in fourth quarter sales during 2000 over 1999 was the primary reason for the increase. The fourth quarter sales in 2000 were $243,655 compared with fourth quarter sales of $23,643 in 1999. Inventory increased by $181,115, or 20%, to $1,079,086 at December 31, 2000 from $897,971 at December 31, 1999 due to manufacturing ramp up for expected sales in 2001.

o At December 31, 2000, our total current liabilities increased $441,482 from $908,833 at December 31, 1999 to $1,350,315 at December 31, 2000. Increases
     in other current liabilities resulted from the $400,000 accrual for the BSLT lawsuit and the reclassification to current, from long term, the $250,000 note that was outstanding at the end of 1999 and payable to Humagen Fertility Diagnostics, Inc., whose majority shareholder is Dr. Debra Bryant, a director of the Company.

Our working capital increased to $1,211,704 at December 31, 2000 from $590,338 at December 31, 1999, an increase of $621,366. This increase was primarily attributed to the financing provided by the equity transactions in 2000 as described above.

In January 2001, certain members of our board of directors or their affiliated entities agreed to make term loan advances to us in an aggregate amount of $500,000. An aggregate of $100,000 of the loans were made in February 2001, while the loan for the remaining $400,000 was made in March 2001. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and are due on January 31, 2002.

Additionally in January 2001, as part of the same loan transaction, Oton Tisch, a member of our board of directors, agreed to loan us, at our request at any time between March 15, 2001 and May 30, 2001, an additional $500,000. As of the date of this Report, no amounts have been loaned to us under Mr. Tisch's $500,000 commitment. In connection with the loans, each lender was issued a warrant in proportion to the amount of the loan made by that lender. The warrants allow the lenders to purchase an aggregate of 150,000 shares. The warrants may be exercised until January 31, 2004, at a price equal to $1.125 per share.

$45,000 of the proceeds of the above loans by our directors were used to repay a $250,000 note payable to Humagen Fertility Diagnostic, Inc., whose majority shareholder is Dr. Debra Bryant, a director of the company.

To date, we have funded our operations primarily from the sale of equity securities and short term borrowings as we have not generated sufficient cash from our operations. We expect cash used in operating activities will increase during 2001 as a more aggressive sales and marketing campaign is launched and as full-scale production of the Lasette is implemented.

We expect that our existing current working capital, the $500,000 loans in the aggregate from several members of our board of directors and Mr. Tisch's commitment to fund $500,000, as described above, and future product sales will be sufficient to allow us to meet operational obligations through June 2001. Any projections of future cash needs and cash flows; however, are subject to substantial uncertainty. Our capital requirements depend on several factors, including:

     o the rate of market acceptance of our products, particularly the Lasette;

     o     our level of expenditures for marketing and sales;

     o     costs associated with our staffing; and

     o     other factors, including unforeseen factors and developments.

It is imperative that we complete a significant financing before the end of June 2001. Although we have had discussions with potential investors, we cannot assure you that we will be successful in obtaining additional financing on favorable terms, if at all. Debt financing, if available, may involve pledging some or all of our assets and restrictive covenants that could restrict our operations or finances. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing shareholders. Any issuances of new equity securities may have rights, preferences or privileges senior to the common stock. If we are unable to obtain additional financing as needed, we may not be able to continue our operations, grow our market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This would have a material adverse effect on our business, financial condition, results of operation and our ability to continue as a going concern.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology, for instance the terms "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, these forward-looking statements include, but are not limited to, statements regarding the following:

     o     anticipated operating results and sources of future revenue;

     o     growth;

     o     adequacy of our financial resources;

     o     development of new products and markets;

     o obtaining and maintaining regulatory approval and changes in regulations;

     o     competitive pressures;

     o     commercial acceptance of new products;

     o     changing economic conditions;

     o     expectations regarding competition from other companies; and

     o     our ability to manufacture and distribute our products.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results will differ and could differ materially from these forward-looking statements. The factors that could cause actual results to differ materially from those in the forward-looking statements include the following: (i) industry conditions and competition, (ii) reforms in the health care industry or limitations imposed on third party reimbursement of health care costs, (iii) the rate of market acceptance of our products, particularly the Lasette, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) product liabilities which may arise in the future which are not covered by insurance or indemnity,
(vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the medical device industry and our operations in particular, (viii) the ability to retain key personnel, (ix) renegotiation, nullification, or breach of contracts with distributors, suppliers or other parties, (x) the relationship with our suppliers, particularly our supplier of crystals used in our Ebrium: YAG lasers and (xi) the risks described elsewhere, herein and from time to time in our other reports to and filings with the Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this report will in fact occur. We are under no duty to update any of the forward-looking statements after the date of this report.

In addition to the factors discussed elsewhere in this report, the following additional factors may affect our future results.

RISK FACTORS

WE HAVE A HISTORY OF LOSSES, AND EXPECT TO INCUR LOSSES IN THE FUTURE. IF WE DO NOT ACHIEVE PROFITABILITY, OUR FINANCIAL CONDITION AND THE PRICE OF OUR COMMON STOCK AND THE REDEEMABLE WARRANTS WILL SUFFER. To date, we have generated only limited revenues from the sale of our products and have been unable to profitably market our products. We incurred net losses of $5,036,182 and $2,424,630 in 2000 and 1999, respectively. We expect to experience operating losses and negative cash flow for the foreseeable future. We anticipate that our existing current working capital, the $1 million loan and loan commitment from our board of directors mentioned previously in this Report and future product sales will be sufficient to allow us to meet operational obligations through June 2001. However, we do not have sufficient cash to sustain continuing operating losses after June 2001 without additional financing. Even if we are able to obtain additional financing to allow us to continue operations, we will still need to generate significant revenues to fund anticipated manufacturing and marketing costs and to achieve and maintain profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability, which will have a negative impact on the price of our common stock and the Redeemable Warrants. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

TO DATE, WE HAVE BEEN UNABLE TO FUND OUR OPERATIONS WITH CASH GENERATED FROM SALES OF OUR PRODUCTS. IF WE DO NOT GENERATE SUFFICIENT CASH TO FUND OUR OPERATIONS, WE WILL NEED ADDITIONAL FINANCING, WHICH MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL. To date, we have funded our operations primarily from the sale of equity securities and short term borrowings as we have not generated sufficient cash from our operations. We expect that our existing current working capital, the $1 million loan and loan commitment from our board of directors and future product sales will be sufficient to allow us to meet operational obligations through June 2001. Accordingly, it is imperative that we complete a significant financing before the end of June 2001. Although we have had discussions with potential investors, we cannot assure you that we will be able to obtain additional financing on favorable terms, if at all. Our capital requirements depend on numerous factors, most notably the market acceptance of the Lasette. We will need additional cash to fund the costs associated with manufacturing, marketing and selling our products. We may also need cash to file, prosecute, defend and enforce patent claims and other intellectual property rights, purchase capital equipment, develop new products and maintain or obtain necessary regulatory approvals. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing shareholders. If new equity securities are issued, those securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot obtain additional financing as needed, we may not be able to continue our operations, grow our market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This would have a material adverse effect on our business, financial condition, results of operation and our ability to continue as a going concern.

THE PERSONAL LASETTE WAS ONLY INTRODUCED IN DECEMBER 1999 AND IT IS DIFFICULT TO PREDICT WHETHER IT OR OTHER PRODUCTS THAT WE MAY DEVELOP IN THE FUTURE WILL GAIN MARKET ACCEPTANCE OR PROFITABILITY. Demand and market acceptance for newly developed products are subject to a high level of uncertainty and risk. The risks associated with the introduction of innovative technologies, like our medical laser products, include the following, among others:

     o the difficulty in predicting the medical laser product's future growth rate;

     o the possibility that the cost of the product may not be covered by private insurance or Medicare;

     o our current and future products may have features which render them uneconomical, either to manufacture or to market;

     o the demand for our products may fail to develop or develop slower than expected or our products may not achieve or sustain market acceptance;

     o the prices at which our products are accepted by purchasers may be too low, which may prevent us from operating profitably;

     o third parties may manufacture and market a product superior in performance and price; and

     o the possibility that any proposed product, or enhancement to existing products, may fail to receive necessary regulatory clearances.

We cannot assure you that we will be successful in addressing these risks, and our failure to do so could have a negative impact on our business, operating results and financial condition.

WE HAVE LIMITED EXPERIENCE IN MARKETING, DISTRIBUTING AND SELLING LASER-BASED MEDICAL AND RESEARCH PRODUCTS. We have limited experience marketing, distributing and selling our products. To successfully market, distribute and sell our current or future products, we must build a more extensive marketing sales force and distribution network. Alternatively, we can enter into arrangements with third parties to market, distribute and sell our products. We cannot assure you that we will be able to successfully develop such a network or that we will enter into acceptable agreements with third parties to provide our products. If we maintain our own marketing, distribution and sales capabilities, we will compete against other companies with experienced and well-funded marketing, distribution and sales operations. Alternatively, if we enter into a marketing arrangement with a third party, we will likely have to pay a sales commission or discount the retail price of our products. Further, our revenues would depend on the efforts of third parties. If we are unable to develop a plan to market, distribute and sell our products, we may be unable to successfully bring them to market. We cannot assure you that we will be able to recruit and retain marketing personnel with the required skills or that we will be able to enter into the strategic relationships needed to effectively market and distribute our products.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL. To successfully operate and grow our business, we must retain key scientific, technical, managerial, marketing and financial personnel as well as attract and retain additional highly qualified personnel for these areas. We face intense competition for qualified personnel in these areas, and we cannot assure you that we will be able to attract and retain qualified personnel. If we lose our key personnel or are unable to hire and retain additional qualified personnel in the future, our business, financial condition and operating results could be adversely affected.

We have employment agreements with Ronald K. Lohrding, Ph.D., our President, Chief Executive Officer and Chairman of the Board of Directors, Mr. H. Travis Lee, our Vice President of Marketing and Sales and Paul Johnson, our Chief Financial Officer and Secretary. Mr. Lee resigned on March 2, 2001 and was subsequently replaced by Mr. C. Thomas Goslau. Our key employees, including those with employment agreements, may voluntarily terminate their employment with us at any time. We do not have key person life insurance covering our management personnel or other key employees, other than a $500,000 term policy on the life of Dr. Lohrding.

WE DO NOT HAVE A BROAD RANGE OF PRODUCTS TO SELL. Since selling the IVF Workstation and associated technology to Hamilton Thorne Research in May 2000, our exclusive product lines consist of the Lasette and the Cell Robotics Workstation. Our primary focus is distributing and selling the Lasette, a laser skin perforator that replaces the steel lancets or needles diabetics primarily use. There is an inherent risk in not having a broad base of products in development, because we will not have alternate sources of revenue if we are not successful with our current lines. We cannot assure you that we will be able to profitably sell this narrow line of products. The failure of the Lasette would have a material adverse affect on the future of our business.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, INCLUDING OUR PATENTS, WHICH COULD ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT. Our success will depend, in part, upon our ability to develop superior products that we can market at competitive prices. Our ability to do this will depend, in part, on our ability to protect and defend our intellectual property rights and the competitive advantages those rights offer. We rely primarily on patent, trade secret, copyright and trademark laws, confidentiality procedures and other intellectual property protection methods to protect our proprietary technology. Despite the precautions we have taken, unauthorized parties may attempt to engineer, reverse engineer, copy or obtain and use our products and other proprietary information. Misappropriations of our intellectual property could adversely affect our business, results of operations and financial condition.

As of the date of this Report, we have been issued three patents for our laser-based medical devices and their disposables. We cannot assure you that any additional patents will be issued. Our scientific research instruments have only limited patent protection. We are aware of several patents held by third parties that relate to certain aspects of our products. Others may use these patents to challenge our current or future patents, limit the scope of our patents or limit our ability to obtain additional or broader patent rights. A successful challenge to our existing or future patents would materially adversely affect our competitive position.

Any proceeding in the United States or abroad involving our intellectual property can be expensive and can divert the attention of our technical and management personnel. We may be required to litigate to enforce our patents, protect trade secrets or know-how and defend against infringement charges, including the assertions made by Becton Dickenson. An adverse ruling in such proceedings could subject us to significant liability or require us to seek licenses from third parties. Patent and intellectual property disputes in the medical and research device areas have often been settled through licensing or similar arrangements. The costs associated with these arrangements could be substantial and include ongoing royalties. Furthermore, we cannot assure you that necessary licenses would be available to us on satisfactory terms, if at all. An adverse ruling or judgment or a failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which could materially adversely affect us.

OUR INDUSTRY IS HEAVILY REGULATED, AND STRINGENT ONGOING REGULATION AND INSPECTION OF OUR PRODUCTS COULD LEAD TO DELAYS IN THEIR MANUFACTURE, MARKETING AND SALE. United States government agencies and comparable agencies in countries outside the United States regulate the testing, manufacture, labeling, distribution, marketing and advertising of the Lasette and our ongoing research and development activities. While the Lasette has received all necessary FDA clearances and has received the European Community's CE Mark, its manufacture and marketing will be subject to ongoing regulation. We are subject to inspection and market surveillance by the FDA and the European Community for compliance with good manufacturing practices and other requirements, which include testing, design, quality control and documentation procedures. The FDA conducts periodic audits of the Lasette, and has notified us that it intends to conduct an audit in the first quarter of 2001. In order to manufacture and sell the Lasette under the CE Mark, we must also pass annual International Standards Organization, or ISO, maintenance audits, as well as comprehensive ISO audits every three years. While we have historically been in compliance with all FDA and ISO requirements, there can be no assurance that we will continue to do so in the future. Our failure to meet FDA or ISO requirements or the loss of the CE Mark could bar us from further marketing the Lasette in the United States and in other markets, which would have a material adverse affect on our business.

Besides the FDA and the European Community, the Occupational Safety and Health Act, or OSHA, regulates our manufacturing activities. If we fail to comply with OSHA regulations, the government may impose regulatory or judicial enforcement actions, including, but not limited to, product recall or seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products and withdrawal of existing approvals. We have historically been in compliance with all OSHA requirements; however, there can be no assurance that we will continue to do so in the future.

WE MAY BE REQUIRED TO OBTAIN ADDITIONAL REGULATORY CLEARANCES FOR ANY NEW PRODUCTS OR IMPROVEMENTS TO EXISTING PRODUCTS AND WE MUST OBTAIN REGULATORY APPROVALS IN SOME FOREIGN JURISDICTIONS TO MARKET OUR PRODUCTS ABROAD. We have received all necessary FDA clearances to commercially market the Lasette in the United States. Further, CE Mark certification of the Lasette will also allow us to commercially market the Lasette for home and clinical use in countries comprising the European Union, and several other countries, such as Brazil and Australia. However, comparable government agencies in a number of other foreign countries require lengthy and detailed clinical testing and other compliance procedures before they permit the introduction of enhancements to the Lasette and new medical laser products in the marketplace. The cost of complying with these regulations is significant and time consuming. These applications may require the completion of preclinical and clinical studies and disclosure of information relating to manufacturing and controls.

Based upon new data or design review, we may modify our products to enhance their functionality and performance. Any improvements may require further regulatory review, which would delay testing, approval and commercialization of our products. Any improvements to the Lasette may not ultimately receive FDA or CE Mark clearance, which would have a material adverse affect on our business.

Any new products we may develop in the future may require regulatory approval. However, the time required for completing testing and obtaining additional approvals is uncertain, and FDA and CE Mark clearance may never be obtained for new products or applications. The FDA or the European Community may reject our new products and future applications. Furthermore, we may encounter delays or rejections based upon changes in FDA or European Community policy during the period of product development. We may also encounter delays with similar agencies in other markets. Even if the FDA, the European Community or comparable agencies grant clearance for our future products, it may limit the indicated uses for which our products may be marketed.

WE MAY BE ADVERSELY AFFECTED BY REFORMS IN THE HEALTH CARE INDUSTRY OR BY LIMITATIONS IMPOSED ON THIRD PARTY REIMBURSEMENT OF HEALTH CARE COSTS. The United States government and third parties continue efforts to contain or reduce the costs of health care, which may adversely affect our future success. We cannot predict the effect health care reforms may have on us, and we cannot assure you that any reforms will not have a material adverse affect on our business. In both the United States and elsewhere, the use of elective medical procedures by many consumers depends on such consumer's ability to be reimbursed by third-party payers, such as government and private insurance plans. Third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement. Some health insurance companies have covered the consumer's costs of the Lasette if a physician provides documentation indicating a medical necessity. However, currently the cost of the Lasette does not qualify as a reimbursable expense under all health insurance programs. Further, although we are pursuing obtaining Medicare coverage for the Lasette, this is a lengthy approval process of which we are only in the early stages. There can be no assurance that Medicare coverage will be obtained. Our failure to obtain Medicare or third-party coverage of the Lasette will limit our ability to successfully target the Lasette for home use to those persons that cannot purchase the Lasette without such assistance, which could adversely affect the growth of our business.

THE COMPETITIVE ADVANTAGE OF OUR LASER PRODUCTS IS DEPENDENT, IN PART, UPON OUR RELATIONSHIP WITH THE SOLE SUPPLIER OF CRYSTALS USED IN OUR ERBIUM:YAG LASERS. The Erbium:YAG laser rod we use in the Lasette is made from crystals that are produced and processed from a single supplier in Russia. Although we believe alternative crystal suppliers will be available, prices quoted by these alternative crystal suppliers are significantly higher than the prices we currently pay. Therefore, we realize a significant cost savings by having our crystals manufactured by this Russian supplier. Our business could be materially adversely effected if we had to use these alternative suppliers.

To date, we have experienced no material interruptions in the supply of our laser components. However, if our source of supply were restricted due to events flowing from Russia's political or economic instability, or due to the supplier's non-performance of its obligations under our agreement, it is likely that alternative sources of supply would be more expensive. If any of these or other events beyond our control occur, we could lose our strategically important source of supply for laser crystals. This would increase our manufacturing costs and impair our competitive advantage.

Also see the risks entitled "We do business internationally, which subjects us to various risks" and "We depend on various manufacturers for our product components. If any of these manufacturers fail to provide the components, it could adversely affect our business."

WE DEPEND ON VARIOUS MANUFACTURERS FOR OUR PRODUCT COMPONENTS. IF ANY OF THESE MANUFACTURERS FAIL TO PROVIDE THE COMPONENTS, IT COULD ADVERSELY AFFECT OUR BUSINESS. We rely on third parties to produce and manufacture certain components for our products. We do not have written agreements with these third party suppliers and they are not obligated to supply these components to us on an on-going basis. Consequently, these third parties may not commit resources to us as we need them. Any interruption in the supply of a sole-sourced component could have a material adverse affect on our ability to manufacture products until a new source of supply was found. We cannot assure you that we would be successful in finding alternative sources of supply on a timely basis, if ever. This failure could have a material adverse affect on our business, financial condition and results of operations.

THE COMPETITION IN THE LASER BIOMEDICAL PRODUCTS INDUSTRY IS INTENSE AND OUR BUSINESS MAY BE ADVERSELY AFFECTED BY NEW TECHNOLOGIES. Our industry is characterized by extensive research efforts, rapid technological progress, evolving industry standards, frequent new product and service introductions and enhancements and intense competition. The principal factor affecting our competitive position is the suitability of our instruments for, and performance in, a particular application.

Our competition includes pharmaceutical and medical diagnostic equipment companies, academic institutions and others. Many of these companies and institutions are engaged in developing products that will be used for the same purposes as our products. In many cases, our competitors have substantially greater resources, research and development staffs and facilities than we do, as well as greater experience in developing and marketing products. Our competitors may succeed in developing products that are more effective or less costly than our products. If these new products are developed and become widely available and accepted, then we may be forced to reduce the price of our products. As a result, we may not be able to sell our products at a price that will allow us to realize a return on our investment. Further, these new technologies may render some or all of our products non-competitive, obsolete and/or unmarketable, which would have a material adverse affect on our business. For example, our competitors are developing glucose-testing products based on partially invasive or non-invasive technologies that could be an alternative to the Lasette. These non-invasive technologies include needle implants, watches with skin patches and non-invasive laser products that are designed to read glucose levels through the skin. If these products or other new products are approved for sale and become commercially available in the United States or Europe in the future, they could have a material adverse affect on sales of the Lasette and on our business and financial condition.

OUR PRODUCTS MAY NOT GAIN MARKET ACCEPTANCE AND MAY NOT ACHIEVE A COMPETITIVE POSITION IN THE MARKETPLACE. We cannot assure you that the marketplace will accept our products or that customers will be willing to pay more for our products than for existing products. For example, the Lasette will compete directly with stainless steel lancets, which cost pennies apiece, as well as with non-invasive procedures and products that are currently being developed by other companies. Market acceptance will depend, in large part, upon our ability to educate potential customers, including third-party distributors, about our products' distinctive benefits. We cannot assure you that we will be successful in these educational efforts or that our products will gain market acceptance or be competitive.

OUR SUCCESS DEPENDS IN PART ON ENHANCING OUR CURRENT PRODUCTS AND DEVELOPING NEW PRODUCTS; HOWEVER, WE ARE NOT CERTAIN THAT THOSE PRODUCTS WILL BE CLEARED FOR SALE OR ACCEPTED IN THE MARKET. In order to be successful, we will need to continue to enhance our existing products and develop new products. Enhanced and new products may require a significant investment, including preclinical and clinical testing, before we can sell them in the marketplace.

From time to time, we have experienced delays or setbacks in the development of our products. We cannot assure you that we will be able to successfully address problems that may arise during the development and commercialization process. In addition, we cannot assure you that any of our products or their enhancements can or will:

o    be successfully developed;

o    prove to be safe and effective in clinical trials;

o    meet applicable regulatory standards;

o be capable of being manufactured in commercial quantities at a reasonable cost;

o    be marketed successfully; or

o    achieve market acceptance.

Any unsuccessful development programs, our failure to obtain regulatory approvals and/or a commercial failure of any of our products could materially adversely affect our business, financial condition and results of operations.

WE DO BUSINESS INTERNATIONALLY, WHICH SUBJECTS US TO VARIOUS RISKS. We sell our products internationally and purchase some of the components used in their manufacture from an international supplier. In particular, we purchase the Erbium:YAG laser we use in the Lasette from a single supplier in Russia. The risks associated with these international activities include, but are not limited to, the following:

o    regulation of fund transfers by foreign governments and the United States;

o    foreign export and import duties and tariffs;

o    political and economic instability;

o    compliance by our foreign suppliers with export laws and licenses; and

o    fluctuating exchange rates.

We cannot assure you that any of the foregoing will not have a material adverse affect on our business.

WE MAY NOT MANAGE OUR GROWTH PROPERLY. The medical device industry is characterized by extensive research efforts, rapid technological progress, evolving industry standards and frequent new product and service introductions. Our success depends on our ability to timely deliver state-of-the-art products and provide meaningful customer support for a highly technical product. For this reason, our long-term growth strategy is to develop our product lines, particularly the Lasette, strengthen our market position through continued research and development efforts and make appropriate acquisitions. This strategy will require the continued improvement and expansion of our management, operational and financial systems and controls. Any measurable growth in our business will demand more from our customer support, sales, marketing, administrative and technical resources. It will also place significant strain on our management and financial resources. We cannot assure you that we will be able to successfully address these additional demands. Additionally, we cannot assure you that our operating and financial control systems will be adequate to support our future operations and anticipated growth. Failure to manage our growth properly could have a material adverse effect on our business, financial condition and results of operations.

OUR LICENSE WITH LUCENT TECHNOLOGIES IS COSTLY, AND THERE CAN BE NO ASSURANCE THAT THE LASERTWEEZERS PRODUCT WILL GAIN WIDE MARKET ACCEPTANCE. Our Cell Robotics Workstation is based on our LaserTweezers, LaserScissors, CellSelector and SmartStage technologies. The LaserTweezers application of our Cell Robotics Workstation is based upon a non-exclusive patent license from AT&T, which was transferred by AT&T to Lucent Technologies, Inc. Our license will expire at the end of the term of the licensed patent. We were in default under this license agreement, and renegotiated its terms in 1998. Under the renegotiated agreement, we paid Lucent $100,000 in lieu of all sums due and owing for prior years. Additionally, we agreed to increase the royalty from five to seven percent of the value of each product sold utilizing the patent. Finally, the minimum annual royalties under the license have been reduced to $35,000 per year for the term of the license. Even with these changes to the license, we may not be able to increase sales of the Cell Robotics Workstation that include the LaserTweezers application to a level that renders use of that application in our product economically attractive.

Furthermore, at least two European companies have developed and are marketing products that we believe violate Lucent's patent. These products compete with the Cell Robotics Workstation. To date, Lucent has elected not to pursue patent infringement claims against these companies and their distributors. Under the terms of the license, we cannot compel Lucent to initiate these proceedings.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS WHETHER OR NOT THEY ARE CONCLUDED IN OUR FAVOR. The design, development, manufacture and use of our products can involve product liability claims and associated adverse publicity. Producers of medical products such as ours may face substantial liability for damages if their products fail or consumers allege that their products caused harm. We currently maintain $2,000,000 of product liability insurance, but this insurance is expensive and difficult to obtain. We cannot assure you that we will not be subject to product liability claims. Additionally, we cannot assure you that our current insurance would cover any claims, or that adequate insurance will continue to be available on acceptable terms in the future. If damages for successful product liability claims exceed our insurance coverage limits, or if any claim or product recall creates significant adverse publicity, then our business, financial condition and results of operations could be materially and adversely affected.

WE COULD BE ADVERSELY AFFECTED IF THE GOVERNMENT REDUCES ITS SUPPORT OF SCIENTIFIC RESEARCH AND DEVELOPMENT. The principal markets for our Cell Robotics Workstation are colleges, universities and other institutions engaged in scientific research. Most, if not all, of these potential customers rely upon federal and state funding in order to support their research activities. The ability of these institutions to purchase our products is dependent upon receiving adequate funding from the public sector. A reduction or withdrawal of government support of scientific pursuits could result in a lower demand for our products, which could adversely affect our ability to become profitable.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included:

         1.     Independent Auditors' Report;

         2.     Consolidated Balance Sheets - December 31, 2000 and December 31,
                1999;

         3. Consolidated Statements of Operations - for the years ended December 31, 2000 and 1999;

         4. Consolidated Statements of Stockholders' Equity - for the years ended December 31, 2000 and 1999;

         5. Consolidated Statements of Cash Flows - for the years ended December 31, 2000 and 1999; and

         6.     Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Cell Robotics International, Inc.


We have audited the accompanying consolidated balance sheets of Cell Robotics International, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Robotics International, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Albuquerque, New Mexico
March 15, 2001

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                              2000                  1999
                                                                          ------------          ------------

ASSETS
Current assets:
     Cash and cash equivalents                                            $  1,043,230          $    358,379
     Accounts receivable, net of allowance for
         doubtful accounts of $1,841 in 2000 and
         $23,841 in 1999                                                       378,853               206,278
     Inventory                                                               1,079,086               897,971
     Other current assets                                                       60,850                36,543
                                                                          ------------          ------------
         Total current assets                                                2,562,019             1,499,171
     Property and equipment, net                                               549,688               485,556
     Other assets, net                                                          24,109                28,939
                                                                          ------------          ------------
              Total assets                                                $  3,135,816          $  2,013,666
                                                                          ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $    350,399          $    684,403
     Note payable                                                              250,000                    --
     Payroll related liabilities                                               152,860               116,617
     Royalties payable                                                          79,046                67,519
     Other current liabilities                                                 518,010                40,294
                                                                          ------------          ------------
              Total current liabilities                                      1,350,315               908,833
     Note payable                                                                   --               250,000
                                                                          ------------          ------------
              Total liabilities                                              1,350,315             1,158,833
                                                                          ------------          ------------
Stockholders' equity:
     Preferred stock, $.04 par value. Authorized
         2,500,000 shares, zero shares
         issued and outstanding at December 31, 2000
         and 1999                                                                   --                    --
     Common stock, $.004 par value. Authorized
         50,000,000 shares, 9,965,644 and 8,244,121
         shares issued and outstanding at December 31,
         2000 and 1999, respectively                                            39,863                32,976
     Additional paid-in capital                                             25,114,871            19,154,908
     Accumulated deficit                                                   (23,369,233)          (18,333,051)
                                                                          ------------          ------------
              Total stockholders' equity                                     1,785,501               854,833
                                                                          ------------          ------------

Commitments and contingencies

                                                                          $  3,135,816          $  2,013,666
                                                                          ============          ============



          See accompanying notes to consolidated financial statements.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                    2000                  1999
                                                                ------------          ------------

Product sales                                                   $    992,710          $  1,294,936
Research and development grants                                       14,353               122,381
                                                                ------------          ------------

         Total revenues                                            1,007,063             1,417,317
                                                                ------------          ------------

Product cost of goods sold                                        (1,516,846)           (1,064,130)
SBIR direct expenses                                                 (14,353)             (122,381)
                                                                ------------          ------------

         Total cost of goods sold                                 (1,531,199)           (1,186,511)
                                                                ------------          ------------

         Gross profit (loss)                                        (524,136)              230,806
                                                                ------------          ------------

Operating expenses:
     General and administrative                                    1,297,779               988,288
     Marketing & Sales                                             1,289,728               625,777
     Research and development                                        816,659               551,486
                                                                ------------          ------------

         Total operating expenses                                  3,404,166             2,165,551
                                                                ------------          ------------

         Loss from operations                                     (3,928,302)           (1,934,745)
                                                                ------------          ------------

Other income (expense):
     Interest income                                                  76,088                26,111
     Interest expense                                             (1,258,453)                 (716)
     Other, net                                                       74,485                     0
                                                                ------------          ------------

         Total other income (expense)                             (1,107,880)               25,395
                                                                ------------          ------------

         Net loss                                                 (5,036,182)           (1,909,350)

Preferred stock dividends                                                 --              (515,280)
                                                                ------------          ------------

Net loss applicable to common shareholders                      $ (5,036,182)         $ (2,424,630)
                                                                ============          ============

Weighted average common shares
     outstanding, basic and diluted                                9,286,128             7,734,762
                                                                ============          ============

Net loss applicable to common shareholders
     per common share, basic and diluted                        $      (0.54)         $      (0.31)
                                                                ============          ============


          See accompanying notes to consolidated financial statements.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                       Preferred Stock               Common Stock
                                                 --------------------------  -------------------------     Paid-in    Accumulated
                                                      Shares      Amount          Shares       Amount      Capital       Deficit
                                                 ------------  ------------  ------------  ------------  -----------  ------------


Balance at December 31, 1998                          465,533  $     18,622     5,739,248  $     22,957   17,916,565   (15,908,421)

Conversion of series A preferred stock               (465,533)      (18,622)    1,862,132         7,449       11,173            --
Stock dividend paid on
    series A preferred stock                               --            --       183,211           732      514,548      (515,280)
Options issued for services                                --            --            --            --       76,909            --
Issuance of shares at $1.50                                --            --       100,000           400      149,600            --
Exercise of stock options                                  --            --        27,030           108       37,058            --
Issuance of units at $8.25, less
    costs of offering                                      --            --       332,500         1,330      449,055            --
Net loss for 1999                                          --            --            --            --           --    (1,909,350)
                                                 ------------  ------------  ------------  ------------  -----------  ------------
Balance at December 31, 1999                               --            --     8,244,121        32,976   19,154,908   (18,333,051)

Shares issued for services                                 --            --       130,000           520      550,885            --
Exercise of stock options                                  --            --       162,048           649      224,418            --
Exercise of stock warrants                                 --            --       429,475         1,718      690,038            --
Issuance of shares at $4.00 in a private
    placement, less costs of offering                      --            --       500,000         2,000    1,733,502            --
Options & warrants issued
    for services                                           --            --            --            --      350,640            --
Issuance of stock on conversion of notes, less
    costs of offering                                      --            --       500,000         2,000    2,410,480            --
Net loss for 2000                                          --            --            --            --           --    (5,036,182)
                                                 ------------  ------------  ------------  ------------  -----------  ------------
Balance at December 31, 2000                               --  $         --     9,965,644  $     39,863   25,114,871   (23,369,233)
                                                 ============  ============  ============  ============  ===========  ============


          See accompanying notes to consolidated financial statements.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                  2000               1999
                                                                             ------------        -----------

Cash flows from operating activities:
    Net loss                                                                 $ (5,036,182)        (1,909,350)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                           126,351            116,914
          Beneficial conversion charge                                          1,200,000                 --
          Loss on sale of property and equipment                                   35,000                 --
          Amortization of options issued for services                                  --              7,279
          Options and warrants issued for service                                 350,640             76,909
          Common stock issued for services                                        551,405                 --
          (Increase) decrease in accounts receivable                             (172,575)            40,295
          Increase in inventory                                                  (181,115)          (371,722)
          (Increase) decrease in other current assets                             (24,307)            79,449
          (Decrease) increase in accounts payable
              and payroll related liabilities                                    (297,761)           329,146
          Increase in other current
              liabilities and royalties payable                                   489,243             46,358
                                                                             ------------        -----------
    Net cash used in operating activities                                      (2,959,301)        (1,584,722)
                                                                             ------------        -----------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                                  232,500                 --
    Purchase of property and equipment                                           (453,153)          (320,025)
                                                                             ------------        -----------
    Net cash used in investing activities                                        (220,653)          (320,025)
                                                                             ------------        -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                      1,735,502            150,000
    Proceeds from exercise of stock options                                       225,067             37,166
    Proceeds from exercise of warrants                                            691,756                 --
    Proceeds from sale of units, net of offering costs                                 --            450,385
    Proceeds from loan                                                                 --            250,000
    Proceeds from issuance of secured convertible
       note, net of expenses                                                    1,212,480                 --
                                                                             ------------        -----------

       Net cash provided by financing activities                                3,864,805            887,551
                                                                             ------------        -----------

Net increase (decrease) in cash and cash equivalents:                             684,851         (1,017,196)
Cash and cash equivalents:
    Beginning of year                                                             358,379          1,375,575
                                                                             ------------        -----------
    End of year                                                              $  1,043,230            358,379
                                                                             ============        ===========

Supplemental information:
    Conversion of secured convertible note                                   $  1,200,000                 --
    Stock options and warrants issued for services                           $         --             76,909
    Stock dividends on Series A Preferred Stock                              $         --            515,280
    Interest paid                                                            $         --                716
                                                                             ============        ===========


          See accompanying notes to consolidated financial statements.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


(1)      BUSINESS AND ACTIVITIES

         The Company has developed and is manufacturing and marketing a series of laser-based medical devices with applications in the blood sample and glucose collection and in vitro fertilization markets. During fiscal 2000 the Company sold the technology related to its in vitro fertilization products to Hamilton Thorne Research. The Company also develops, produces and markets a line of advanced scientific instruments that increase the usefulness and importance of the conventional laboratory microscope. The Company markets its scientific instruments in both domestic and international markets.

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

         (b)      Financial Statement Estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (c)      Cash and Cash Equivalents

                  For purposes of the statements of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents. The Company has included as cash a certificate of deposit of approximately $85,000 that is used as a guarantee for loans to three employees.

         (d)      Inventory

                  Inventory is recorded at the lower of cost, determined by the first-in, first-out method, or market.

                  Inventory at December 31 consists of the following:

                                                     2000         1999
                                                 -----------   ----------

                  Finished goods                 $    56,273   $   78,358
                  Parts and components             1,022,813      741,841
                  Sub-assemblies                          --       77,772
                                                 -----------   ----------
                                                 $ 1,079,086   $  897,971
                                                 ===========   ==========

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (e)      Property and Equipment

                  Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized over the life of the lease.

         (f)      Earnings Per Share

                  Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year, is the same as basic loss per share for 2000 and 1999, as all potentially dilutive securities were anti-dilutive.

                  Options to purchase 1,594,575 and 1,618,123 shares of common stock were outstanding at December 31, 2000 and 1999, respectively. Additionally, warrants to purchase 1,503,826 and 1,878,826 shares of common stock were outstanding at December 31, 2000 and 1999, respectively. These were not included in the computation of diluted earnings per share as the exercise of these options and warrants would have been anti-dilutive because of the net losses incurred in 2000 and 1999.

         (g)      Fair Value of Financial Instruments

                  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, payroll related liabilities, royalties payable and accrued liabilities in the consolidated financial statements approximate fair value because of the short-term maturity of these instruments. The fair value of the note payable at December 31, 2000 cannot be determined without excessive costs due to its related party nature.

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

         (i)      Revenue

                  The Company recognizes revenue on sales of its products when the products are shipped from the plant and ownership is transferred to the customer. In certain cases where the Company is required to install its products at a customers site, the recognition of revenue is deferred until the installation is completed. Appropriate allowances are made for returns.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

         (m)      New accounting pronouncements

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

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

                  In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B, which delayed the implementation date of SAB No. 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999, although early adoption is allowed. Our adoption of the provisions of this statement did not have a material effect on our results of operations or financial position.

(3)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31:

                                                        2000           1999
                                                   -----------    -----------

                  Furniture and fixtures           $    14,791    $    10,688
                  Computers                            391,487        350,059
                  Equipment                            970,581        830,459
                  Leasehold improvements                48,961         48,961
                                                   -----------    -----------
                                                     1,425,820      1,240,167
                  Accumulated depreciation            (876,132)      (754,611)
                                                   -----------    -----------
                  Net property and equipment       $  549,688     $   485,556
                                                   ===========    ===========

(4)      OTHER ASSETS

         Other assets consist of the following at December 31:

                                                      2000         1999
                                                   ---------    ---------

                  Patents                             48,246       48,246
                  Non-compete agreements               8,116        8,116
                                                   ---------    ---------
                                                      56,362       56,362
                  Accumulated amortization           (32,253)     (27,423)
                                                   ---------    ---------
                  Net other assets                 $  24,109    $  28,939
                                                   =========    =========

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

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


(5)      STOCK OPTIONS AND WARRANTS, CONTINUED

                  Following is a summary of activity in the Company's options for employees, directors, outside consultants, and technical advisors:

                                                               YEAR ENDED DECEMBER 31,
                                                          2000                           1999
                                                 ----------------------         -----------------------
                                                 WEIGHTED-                      WEIGHTED-
                                                  AVERAGE                        AVERAGE
                                                 EXERCISE                       EXERCISE
                                                   PRICE       NUMBER             PRICE         NUMBER
                                                 ---------     ------           ---------       ------

         Outstanding at beginning of year          $1.73      1,618,123           $1.81        1,631,820
         Granted                                   $2.56        605,833           $1.81           20,000
         Exercised                                 $1.39       (162,048)           1.38          (27,030)
         Forfeited                                 $1.87       (467,333)          $1.38           (6,667)
         Outstanding at end of year                $2.14      1,594,575           $1.82        1,618,123
         Exercisable at end of year                $2.06      1,110,993           $1.73        1,119,565

         The following summarizes certain information regarding outstanding stock options at December 31, 2000:

                                          TOTAL                                      EXERCISABLE
                      -----------------------------------------------        ---------------------------
                                                         WEIGHTED-
                                         WEIGHTED-         AVERAGE           WEIGHTED-
                                          AVERAGE         REMAINING           AVERAGE
     EXERCISE                           EXERCISE         CONTRACTUAL         EXERCISE
   PRICE RANGE          NUMBER            PRICE          LIFE (YEARS)           PRICE           NUMBER
------------------    -----------       ----------       ------------        ----------      -----------

   $0.78 to 2.06        1,106,075          $1.80             2.34               $1.71            760,243
    2.69 to 4.47          488,500           2.91             4.34                2.83            350,750
                      -----------          -----             ----               ----         -----------
   Total                1,594,575          $2.14             2.95               $2.06          1,110,993
                      ===========          =====             ====               =====        ===========

                  During 2000 and 1999, the Company granted 403,000 and 40,000, respectively, options outside of the Plan, for the purchase of the Company's common stock to directors, consultants and a provider of public relations services for the Company. Such options are included in the above table.

                  At December 31, 2000, there were 716,710 additional shares available for grant under the Plan. The weighted-average fair value of stock options granted in 2000 and 1999 was $1.68 and $1.08, respectively, calculated on the date of grant using the Black Scholes option-pricing model using the following assumptions for 2000 and 1999, respectively. Expected dividend yield of 0% and 0%, risk-free interest rate of 5% and 5.25%, expected life of option of 4 years and 4 years, and expected volatility of 92% and 75.2%.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

(5)      STOCK OPTIONS AND WARRANTS, CONTINUED

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

                                                                          2000                1999
                                                                      ------------       ------------

                  Reported net loss applicable to common
                    shareholders                                      $ (5,036,182)      $ (2,424,630)
                  Pro forma net loss applicable to common
                    shareholders                                        (5,889,284)        (2,828,058)
                  Pro forma net loss per share applicable to
                    common shareholders - basic and diluted           $       (.63)      $       (.37)
                                                                      ============       ============

          (b)     Warrants

                  The Company has a Representative's Warrant outstanding that was granted to an underwriter. The Representative's Warrant is exercisable through February 2, 2002 to purchase 160,000 shares of common stock at a price of $2.475 per share. The Representative's Warrant also includes 80,000 Common Stock Purchase Warrants exercisable through February 2, 2003 to purchase 80,000 shares of common stock for a price of $2.40 per share.

                  In conjunction with the Offering completed in February 1998, and the exchange of common shares for Units in February 1998, the Company has an additional 1,077,576 warrants outstanding exercisable through February 2, 2003 to purchase 1,077,576 shares of common stock for a price of $2.40 per share.

                  In connection with the private placement completed in July 1999, the Company has an additional 101,250 warrants outstanding exercisable through February 2, 2003 to purchase 101,250 shares of common stock for a price of $2.40 per share.

                  In consideration for services received, the Company issued 15,000 warrants to a provider of corporate legal services. The warrants are exercisable through February 2, 2003 to purchase 15,000 shares of common stock for a price of $2.40 per share.

                  In 2000 the Company issued 70,000 common stock purchase warrants to an investment research firm and a public relations firm. The warrants are exercisable through February 2, 2003 to purchase one share of common stock for a price of $2.40 per share.

         (c)      Employee Stock Purchase Plan

                  The board of directors and stockholders have approved an Employee Stock Purchase Plan (ESPP). As of December 31, 2000 and 1999, no shares of common stock have been issued under the ESPP and there have been no subscriptions of employees to participate in the ESPP.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


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

(7)      INCOME TAXES

         No provision for federal or state income tax expense has been recorded due to the Company's losses. The Company has net operating loss carryforwards and temporary differences that give rise to the following deferred tax assets and liabilities:

                                                                                DECEMBER 31,
                                                                          2000                1999
                                                                      ------------      ------------

                  Deferred tax assets:
                      Net operating loss carryforwards                $  7,155,000      $  5,375,500
                      Inventory capitalization                              71,000           150,000
                      Vacation and sick leave payable                       30,000            30,000
                      Allowance for doubtful accounts                           --             7,500
                      Accrued expenses                                          --            48,000
                      Depreciation                                           7,000                --
                                                                      ------------      ------------
                                                                         7,263,000         5,610,500
                  Less valuation allowance                              (7,234,000)       (5,573,500)
                                                                      ------------      ------------
                           Net deferred tax asset                     $     29,000            37,000
                                                                      ------------      ------------
                  Deferred tax liabilities:
                      Amortization                                    $     29,000            31,000
                      Depreciation                                              --             6,000
                                                                      ------------      ------------
                           Net deferred income taxes                  $         --                --
                                                                      ============      ============

         The net deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $21,000,000 expires beginning in 2006 through 2018. Ownership changes resulting from the Company's reorganization in 1995 will limit the use of this net operating loss under applicable Internal Revenue Service regulations.

(8)      COMMITMENTS

         The Company is obligated under a non-cancellable operating lease for building facilities which is subject to 3 percent annual increases and expires on November 30, 2002. Rent expense for 2000 and 1999 was $116,111 and $112,939, respectively. Minimum annual lease commitments for all building facilities at December 31, 2000 are: $105,195 for 2001; and $98,977 for 2002.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


(9)      EQUITY TRANSACTIONS

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

         Additionally, in January 2000, the Company issued a total of 40,000 Common Stock purchase warrants to an investment research firm and a new public relations firm. The Company was also committed under the terms of the agreement with the new public relations firm to issue an additional 30,000 warrants if representation continued beyond six months. The warrants are exercisable through February 2, 2003 to purchase one share of Common Stock for a price of $2.40 per share. Of the additional 30,000 warrants, 15,000 vested April 1, 2000, after three months of service, and the remaining 15,000 vested on July 1, 2000, after six months of service. The fair value of these performance-based options has been measured upon vesting and charged to operations at such time.

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

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


(9)      EQUITY TRANSACTIONS, CONTINUED

         On May 26, 2000 the Company issued 500,000 shares of its Common Stock for $2,000,000 in a private placement with Paulson Investment Company of Portland, Oregon. A five percent placement fee was paid to Mark T. Waller of BridgeWorks Capital, a member of the Company's Board of Directors after the close of the transaction.

         In February, May and June 2000, the Company issued a total of 130,000 shares of its Common Stock to Pollet & Richardson as payment for legal services.

(10)     SHORT-TERM BORROWINGS

         In December 1999, the Company issued a note payable for $250,000 to a member of its Board of Directors. The note bears interest at six percent. The balance as of February 15, 2001 is payable in monthly installments beginning on that date.

(11)     CAPITAL RESOURCES

         Since inception, the Company has incurred operating losses and other equity charges which have resulted in an accumulated deficit of $23,369,233 and operations using net cash of $2,959,301 in 2000.

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

         Although the Company has begun manufacturing and marketing its laser-based medical devices and continues to market its scientific instrument line, it does not anticipate achieving profitable operations until possibly the final month of fiscal 2001. As a result, the Company's working capital surplus is expected to erode over the next twelve months. Nevertheless, the Company expects that its present working capital surplus, increased sales, and the proceeds from anticipated equity placements will be sufficient to cover its expected operational deficits through 2001.

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The ultimate continuation of the Company is dependent on attaining additional financing and profitable operations.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


(12)     SUBSEQUENT EVENTS

         On January 31, 2001 the Company entered into a loan agreement with certain members of the board of directors. The aggregate amount of the loan is $1 million. The loan pays interest quarterly at an annual rate of 10%. Additionally the participating directors received 150,000 warrants to purchase the Company's stock. The warrants are exercisable into common stock at a price of $1.125, the market price for the Company's stock when the deal was signed. During 2000 Big Sky Laser Technologies, Inc. (BSLT) filed a lawsuit alleging that the Company was in breach of contract. In January 2001 the Company and BSLT reach a settlement and the lawsuit was dismissed with prejudice. Under the settlement agreement the Company paid BSLT $350,000 and BSLT will complete and ship to the Company 100 units of the Professional Lasette that BSLT had previously been manufacturing for the Company. The Company had accrued for the anticipated costs of settling the lawsuit during the quarter ended September 30, 2000.

(13)     OPERATING SEGMENTS

         The Company has two operating segments: scientific research instruments and laser-based medical devices. The scientific research instruments segment procedures research instruments for sale to universities, research institutes, and distributors. The laser-based medical devices segment produces medical devices for sale to clinics, individual consumers and to distributors.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations prior to the consideration of unallocated corporate general and administration costs. The Company does not have intersegment sales or transfers.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


(13)     OPERATING SEGMENTS, CONTINUED

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technologies and marketing strategies.

                                                             DECEMBER 31, 2000
                                        --------------------------------------------------------
                                         SCIENTIFIC   LASER-BASED
                                          RESEARCH      MEDICAL
                                        INSTRUMENTS     DEVICES       CORPORATE         TOTAL
                                        -----------   -----------     ---------         -----

     Revenues from customers              605,877        386,833              --         992,710
     Research and development
          grants                           14,353             --              --          14,353
     Profit (loss) from operations          2,506     (2,646,140)     (1,284,668)     (3,928,302)
     Segment assets                       285,049      1,366,985       1,483,782       3,135,816

                                                             DECEMBER 31, 1999
                                        --------------------------------------------------------
                                        SCIENTIFIC    LASER-BASED
                                          RESEARCH      MEDICAL
                                        INSTRUMENTS     DEVICES        CORPORATE        TOTAL
                                        -----------   -----------     ---------         -----

     Revenues from customers            $  736,616       558,320              --       1,294,936
     Research and development
          grants                           122,381            --              --         122,381
     Profit (loss) from operations          (3,416)     (953,230)       (978,099)     (1,934,745)
     Segment assets                        397,050     1,095,976         520,640       2,013,666

         Segment assets for scientific research instruments and laser-based medical devices represent accounts receivable, inventory and specifically identifiable manufacturing equipment. The remaining assets are not allocated between the segments, as there is no practical method to allocate those assets between the segments.

         The Company has no foreign operations. However, total export sales for the years ended December 31, 2000 and 1999 were approximately $406,000 and $644,000, respectively. The sales were primarily to companies in Asia, Europe, Australia, Brazil and South Africa. Export sales are attributed to the country where the product is shipped. The Company had sales to one customer in fiscal 2000 that accounted for 16% of its consolidated sales. In fiscal 1999 the Company recorded sales to two related parties that accounted for 25% and 13% of consolidated sales.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT, ITEM 10. EXECUTIVE COMPENSATION, ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction E(3), the additional information required by these items is hereby incorporated by reference to our definitive proxy statement, which involves the election of directors and will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2000.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT NO.                   TITLE

3.2(1)        Amended and Restated Bylaws

3.3(2)        Amended and Restated Articles of Incorporation

4.1(1)        Specimen Certificate of Common Stock

4.2(3)        Representative Common Stock Purchase Warrant

4.3(4)        Warrant Agreement between the company and Corporate Stock
              Transfer, Inc.

4.4(3)        Option Agreement between the company and Ronald K. Lohrding, Ph.D.

4.5(3)        Specimen Common Stock Purchase Warrant Certificate

5.1(9)        Legal Opinion of Neuman & Drennen, LLC

10.1(5) Agreement and Plan of Reorganization among the company, Intelligent Financial Corporation, MiCel, Inc., Bridgeworks Investors I, L.L.C. and Ronald K. Lohrding

10.2(6) Amended and Restated Employment Agreement between the company and Ronald K. Lohrding

10.3(4)       Employment Agreement between the company and Travis Lee

10.4(5) Financing and Capital Contribution Agreement among the company, Intelligent Financial Corporation, MiCel, Inc., and Bridgeworks Investors I, L.L.C.

10.5(5) Irrevocable Appointment of Voting Rights by Ronald K. Lohrding, Ph.D. to MiCel, Inc.

10.6(5)       Stock Pooling and Voting Agreement

10.7(1) Royalty Agreement dated September 11, 1995 between the company, Cell Robotics, Inc. and Mitsui Engineering & Shipbuilding Co., Ltd.

10.8(1) Agreement of Contribution and Mutual Comprehensive Release dated September 11, 1995 between the company, Cell Robotics, Inc. and Mitsui Engineering & Shipbuilding Co., Ltd.

10.9(1) Distribution Agreement dated December 15, 1994 between MiCel, Inc. and the company

10.10(1)      Purchase Agreement between the company and Tecnal Products, Inc.

10.11(1)      License Agreement between the company and NTEC

10.12(7) Patent License Agreement between American Telephone and Telegraph Company and Cell Robotics, Inc.

10.13(7) Amendment to Patent License Agreement between Lucent Technologies, Inc., successor to American Telephone and Telegraph Company, and Cell Robotics, Inc.

10.14(8) Development and Distribution Agreement dated September 10, 1999 between Hamilton Thorne Research and the company

10.15(8) Amendment to Development and Distribution Agreement dated May 18, 2000 between Hamilton Thorne Research and the company

10.16(9)      Employment Agreement between the company and Paul Johnson

21.1(1)       Subsidiaries

23.1(10)      Consent of KPMG LLP


----------

(1) Incorporated by reference from the company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, which was declared effective by the SEC on February 14, 1996.

(2) Incorporated by reference from the company's Post-Effective Amendment No. 1 to Registration Statement on Form SB-2, filed with the SEC on July 15, 1996.

(3) Incorporated by reference from the company's Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2 which was declared effective by the SEC on February 2, 1998, SEC File No. 333-40895.

(4) Incorporated by reference from the company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1996, as filed with the SEC on April 15, 1997.

(5) Incorporated by reference from the company's Current Report on Form 8-K dated February 23, 1995, as filed with the SEC on March 10, 1995.

(6) Incorporated by reference from the company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.

(7) Incorporated by reference from the company's Pre-Effective Amendment No. 2 to Registration Statement on Form S-3, SEC File No. 333-55951, as filed with the SEC on November 18, 1998.

(8) Incorporated by reference from the company's Registration Statement on Form SB-2, SEC File No. 333-40920, as filed with the SEC on July 6, 2000.

(9) Incorporated by reference from the Company's Post-Effective Amendment on Form SB-2 which was declared effective by the SEC on January 3, 2001, SEC File No. 333-40895.

(10) Filed herewith.


(b) REPORTS ON FORM 8-K

         The Company did not file any report on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Registrant:                 CELL ROBOTICS INTERNATIONAL, INC.


         Dated:  March 30, 2001      By:   /s/ Ronald K. Lohrding
                                           ------------------------------------
                                           Ronald K. Lohrding, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Dated:  March 30, 2001            /s/ Ronald K. Lohrding
                                           ------------------------------------
                                           Ronald K. Lohrding, Chairman of the
                                           Board, President, Chief Executive
                                           Officer and Principal Executive
                                           Officer


         Dated:  March 30, 2001            /s/ Paul C. Johnson
                                           ------------------------------------
                                           Paul Johnson, Chief Financial
                                           Officer, Principal Accounting
                                           Officer, Treasurer and Secretary


         Dated:  March 30, 2001            /s/ Oton Tisch
                                           ------------------------------------
                                           Oton Tisch, Director


         Dated:  March 30, 2001            /s/ Raymond Radosevich
                                           ------------------------------------
                                           Raymond Radosevich, Director


         Dated:  March 30, 2001            /s/ Steven Crees
                                           ------------------------------------
                                           Steven Crees, Director

                                Index to Exhibits



EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

  23.1                    Consent of KPMG LLP