Form 10QSB
period 2001-03-31
CELL ROBOTICS INTERNATIONAL INC
filed 2001-05-15
CIK 845291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

   For the transition period from ____________________ to ____________________

                         Commission file number: 0-27840
                                                 -------


                        CELL ROBOTICS INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Colorado                                                84-1153295
---------------------------------                          ---------------------
 (State or other jurisdiction                                 I.R.S. Employer
of incorporation or organization)                          Identification number

2715 Broadbent Parkway N.E., Albuquerque, New Mexico                87107
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (505) 343-1131


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes [X] No [ ]

As of May 14, 2000 9,980,644 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes [ ]    No [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000

                      Consolidated Statements of Operations for the Three Months ended March 31, 2001 and March 31, 2000 (unaudited)

                      Consolidated Statements of Cash Flows for the Three Months ended March 31, 2001 and March 31, 2000 (unaudited)

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

         Item 3.      Defaults Upon Senior Securities

         Item 4.      Submission of Matters to a Vote of Security Holders

         Item 5.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K

ITEM 1. FINANCIAL STATEMENTS

         The interim unaudited consolidated financial statements contained in this report have been prepared by Cell Robotics International, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosures made in the Company's last annual report on Form 10-KSB have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

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

o      growth;

o      adequacy of the Company's financial resources;

o      development of new products and markets;

o      obtaining and maintaining regulatory approval and changes in regulations;

o      competitive pressures;

o      commercial acceptance of new products;

o      changing economic conditions;

o      expectations regarding competition from other companies; and

o      the Company's ability to manufacture and distribute its products.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results will differ and could differ materially from these forward-looking statements. The factors that could cause actual results to differ materially from those in the forward-looking statements include the following: (i) industry conditions and competition, (ii) reforms in the health care industry or limitations imposed on third party reimbursement of health care costs, (iii) the rate of market acceptance of the Company's products, particularly the Lasette, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) product liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the medical device industry and the Company's operations in particular, (viii) the ability to retain key personnel, (ix) renegotiation, nullification, or breach of contracts with distributors, suppliers or other parties, (x) the relationship with the Company's suppliers, particularly its supplier of crystals used in our
Ebrium: YAG lasers and (xi) the risks described elsewhere, herein and from time to time in the Company's other reports to and filings with the Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this Report will in fact occur. The Company does not intend to update any of the forward-looking statements after the date of this Report.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                      AS OF                AS OF
                                                                     3-31-01              12-31-00
                                                                  ------------         ------------
                                                                   (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                    $    476,200         $  1,043,230
     Accounts receivable, net of allowance for
         doubtful accounts of $1,841 in 2001 and
         2000                                                          120,045              378,853
     Inventory                                                       1,032,962            1,079,086
     Other                                                              26,241               60,850
                                                                  ------------         ------------
         Total current assets                                        1,655,448            2,562,019
     Property and equipment, net                                       504,888              549,688
     Other assets, net                                                  22,901               24,109
                                                                  ------------         ------------
              Total assets                                        $  2,183,237         $  3,135,816
                                                                  ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                $    675,321         $    250,000
     Accounts payable                                                  288,578              350,399
     Payroll related liabilities                                       117,830              152,860
     Royalties payable                                                  65,116               79,046
     Other current liabilities                                          19,084              518,010
                                                                  ------------         ------------
              Total current liabilities                              1,165,929            1,350,315
                                                                  ------------         ------------

              Stockholders' equity:
     Common stock, $.004 par value.  Authorized
         50,000,000 shares, 9,980,644 and 9,965,644 shares
         issued and outstanding at March 31, 2001
         and December 31, 2000, respectively                            39,923               39,863

     Additional paid-in capital                                     25,152,373           25,114,871
     Accumulated deficit                                           (24,174,988)         (23,369,233)
                                                                  ------------         ------------
              Total stockholders' equity                             1,017,308            1,785,501
                                                                  ------------         ------------
                                                                  $  2,183,237         $  3,135,816
                                                                  ============         ============


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      UNAUDITED
                                                                 THREE MONTHS ENDED
                                                         MARCH 31, 2001       MARCH 31, 2000
                                                         -------------        --------------
Product sales                                              $   219,291         $   214,594
Research and development grants                                 10,387               5,960
                                                           -----------         -----------
         Total revenues                                        229,678             220,554
                                                           -----------         -----------

Product cost of goods sold                                    (252,862)           (170,994)
SBIR direct expenses                                           (10,387)             (5,960)
                                                           -----------         -----------
         Total cost of goods sold                             (263,249)           (176,954)
                                                           -----------         -----------

Gross profit/(loss)                                            (33,571)             43,600
                                                           -----------         -----------

Operating expenses:
     General and administrative                                238,329             503,080
     Marketing & Sales                                         357,354             134,278
     Research and development                                  159,222             125,267
                                                           -----------         -----------
         Total operating expenses                              754,905             762,625
                                                           -----------         -----------

Loss from operations                                          (788,476)           (719,025)
                                                           -----------         -----------

Other income (deductions):
     Interest income                                             4,296               3,287
     Interest expense                                          (21,575)             (3,555)
                                                           -----------         -----------
         Total other income (deductions)                       (17,279)               (268)
                                                           -----------         -----------

         Net loss applicable to common shareholders        $  (805,755)        $  (719,293)
                                                           ===========         ===========

Weighted average common shares
     outstanding, basic and diluted                          9,979,296           8,513,547
                                                           ===========         ===========

Net loss applicable to common shareholders
     per common share, basic and diluted                   $     (0.08)        $     (0.08)
                                                           ===========         ===========


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      UNAUDITED
                                                                  THREE MONTHS ENDED
                                                           MARCH 31, 2001       MARCH 31, 2000
                                                           --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $  (805,755)        $  (719,293)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
     Depreciation and amortization                                46,639              27,587
     Amortization of discount of notes payable                     2,512                  --
     Common stock issued for services                              8,907             156,039
     Options and warrants issued for services                     28,655              84,509
     Decrease (increase) in accounts receivable                  258,808             (34,209)
     Decrease (increase) in inventory                             46,124             (15,244)
     Decrease (increase) in other current assets                  34,609                (304)
     Decrease in current liabilities                            (609,707)           (190,236)
                                                             -----------         -----------
     Net cash used in operating activities                      (989,208)           (691,151)
                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
     purchase of property and equipment                             (631)             (4,849)
                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of options                                --             133,105
     Proceeds from exercise of warrants                               --             691,756
     Repayment of notes payable                                  (19,034)                 --
     Proceeds from notes payable and warrants                    441,843             700,000
                                                             -----------         -----------
     Net cash provided by financing activities                   422,809           1,524,861
                                                             -----------         -----------

Net increase (decrease) in cash and cash equivalents:           (567,030)            828,861
     Cash and cash equivalents:
     Beginning of period                                       1,043,230             358,379
                                                             -----------         -----------
     End of period                                           $   476,200         $ 1,187,240
                                                             ===========         ===========

SUPPLEMENTAL INFORMATION:

     Interest paid                                           $     1,988         $        --
                                                             ===========         ===========


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

         On May 26, 2000 the Company issued 500,000 shares of its Common Stock for $2,000,000 in a private placement with Paulson Investment Company of Portland, Oregon. A five percent placement fee was paid to Mark T. Waller of BridgeWorks Capital, a member of the Company's Board of Directors, after the close of the transaction.

         In February, May and June 2000, and in January 2001, the Company issued a total of 145,000 shares of its Common Stock to Pollet & Richardson as payment for legal services.


3. Notes Payable

         In December 1999, the Company issued a note payable for $250,000 to Humagen Fertility Diagnostic, Inc. whose president, chief executive officer and majority shareholder is Dr. Debra Bryant, a member of the Company's board of directors. The note bears interest at six percent. In January 2001, the Company used $45,000 of the proceeds of the loans by the Company's directors and their affiliates described below as payment against the outstanding balance of $250,000 plus accrued interest. The remaining balance is payable in monthly installments of $10,000 each commencing February 15, 2001.

         On January 31, 2001, the Company entered into a loan agreement with certain members of the board of directors or their affiliates. The aggregate amount of the loan commitment is $1 million. The loan pays interest on January 31, 2002, at an annual rate of 10%. As of May 14, 2001, $750,000 of loans have been funded. An advance for the remaining balance of the loan commitment may be requested by the Company on or before May 30, 2001. Additionally, the participating directors received 150,000 warrants to purchase Common Stock. The warrants are exercisable until January 31, 2004, for Common Stock at a price of $1.125 per share, the market price for the Common Stock when the loan agreement was signed. As of May 14, 2001, warrants to purchase 112,500 shares of Common Stock are immediately exercisable. The remaining warrants to purchase 37,500 shares of Common Stock will not be exercisable until, and only to the extent, the balance of the loan commitment is funded. The Company has allocated $15,074 in proceeds from the loan to the warrants based on the fair value of the warrants. This has been recorded as a discount on the loans and will be amortized over the life of the loans.


4. Earnings Per Share

         Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the quarter, is the same as basic loss per share for the quarters ended March 31, 2001 and 2000, as all potentially dilutive securities were anti-dilutive.

         Options to purchase 1,924,075 and 1,469,623 shares of common stock were outstanding at March 31, 2001 and 2000, respectively. Warrants to purchase 1,577,326 and 1,589,351 shares of common stock were outstanding at March 31, 2001 and 2000. These were not included in the computation of diluted loss per share as the assumed exercise of the options would have been anti-dilutive because of the net losses incurred in the quarters ended March 31, 2001 and 2000.

5. Operating segments

         The Company has two operating segments: scientific research instruments and laser-based medical devices. The scientific research instruments segment produces research instruments for sale to universities, research institutes, and distributors. The laser-based medical devices segment produces the Lasette for home and clinical use for sale to clinics, individual consumers and to distributors.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-KSB. The Company evaluates segment performance based on profit or loss from operations prior to the consideration of unallocated corporate general and administration costs. The Company does not have intersegment sales or transfers.

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technologies and marketing strategies.

Operating Segments

                                                          March 31, 2001
                               ----------------------------------------------------------------
                               Scientific        Laser-Based
                                Research           Medical
                               Instruments         Devices          Corporate            Total
                               -----------       -----------        ---------          --------
Revenues from customers         $ 135,378            83,913                --           219,291
Research and development
     grants                        10,387                --                --            10,387
Loss from operations               (2,819)         (548,228)         (237,429)         (788,476)

                                                          March 31, 2000
                                    ------------------------------------------------------------
                                     Scientific      Laser-Based
                                      Research         Medical
                                    Instruments        Devices         Corporate          Total
                                    -----------      -----------       ---------        --------
Revenues from customers              $ 71,478          143,116               --          214,594
Research and development
     grants                             5,960               --               --            5,960
Profit (loss) from operations         (30,214)        (192,458)        (496,353)        (719,025)

6. Capital Resources

         Since inception, the Company has incurred operating losses and other equity charges, which have resulted in an accumulated deficit of $24,174,988. During the three-month period ended March 31, 2001, the Company's operations used net cash of $989,208.

         The Company's ability to improve cash flow and ultimately achieve profitability will depend on its ability to significantly increase sales. The Company is primarily focusing its efforts on manufacturing and marketing the Lasette, which leverages the Company's existing base of patented technology. The Company believes the market for this product is broader than that of the scientific instrumentation market, and, as such, offers a greater opportunity of significantly increased sales. In addition, the Company is pursuing development and marketing partners for the Lasette. If the Company is able to obtain and develop these partnerships for the Lasette, the Company believes they will enhance the Company's ability to rapidly ramp-up its marketing and distribution strategy, and possibly offset the product's manufacturing costs.

Although the Company has begun manufacturing and marketing the Lasette and continues to market its scientific instrument line, it does not anticipate achieving profitable operations before the end of fiscal 2001. The $1 million loan signed with the Company's board of directors in January is expected to provide sufficient capital resources until the end of June 2001. To ensure sufficient working capital exists for the remainder of 2001, the Company is seeking additional financing through the sale of equity or debt securities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CELL ROBOTICS INTERNATIONAL, INC.


         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 2001 COMPARED TO DECEMBER 31, 2000

         The Company's working capital decreased to $489,519 at March 31, 2001 from $1,211,704 at December 31, 2000. The Company's current ratio decreased to 1.4:1 at March 31, 2001 compared with 1.9:1 at December 31, 2000. Total assets also decreased from $3,135,816 at December 31, 2000 to $2,183,237 at March 31, 2001.

         Accounts receivable and inventory decreased $258,808, or 68%, and $46,124, or 4%, respectively, as of March 31, 2001 when compared with December 31, 2000. The decrease in accounts receivable was primarily the result of the Company's efforts in collecting outstanding receivables during the quarter ended March 31, 2001. The accounts receivable for substantially all research instrumentation sales made during the first quarter of 2001 have been collected.

         As of March 31, 2001, the Company's total liabilities were $1,165,929 compared to $1,350,315 at December 31, 2000. This decrease was primarily due to the payment made in January 2001 to settle the Company's dispute with Big Sky Laser Technologies (BSLT). An accrual of $400,000 for the Company's potential settlement of the dispute with BSLT was established during the period ended September 30, 2000.

         In January 2001, certain members of the Company's board of directors or their affiliated entities also agreed to make term loan advances to the Company in an aggregate amount of $500,000. An aggregate of $65,000 of the loans was made in February 2001, while the loan for the remaining $435,000 was made in March 2001. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and are due on January 31, 2002. Additionally, in January 2001, as part of the same loan transaction, Oton Tisch, a member of the Company's board of directors, agreed to loan the Company, at its request at any time between March 15, 2001 and May 30, 2001, an additional $500,000. As of the filing date of this Report, Mr. Tisch has funded $250,000 of this $500,000 commitment. In connection with the January 2001 loan commitment, each lender was issued a warrant in proportion to the amount of the loan made by that lender. The warrants allow the lenders to purchase an aggregate of 150,000 shares of Common Stock. The warrants may be exercised until January 31, 2004, at a price equal to $1.125 per share of Common Stock; provided that warrants covering 37,500 shares of Common Stock will not become exercisable by Mr. Tisch until he has loaned the Company the remaining $250,000 under his loan commitment. The Company used $45,000 of the proceeds of the above loans by its directors as payment against the outstanding balance of the $250,000 note payable to Humagen Fertility Diagnostic, Inc., whose president, chief executive officer and majority shareholder is Dr. Debra Bryant, one of the Company's directors.

         In December 1999, the Company borrowed $250,000 from Humagen Fertility Diagnostic, Inc. The note did not bear interest until June 2000, at which time the unpaid balance of the note began to accrue interest at six percent per annum. In January 2001, the Company used $45,000 of the proceeds of the above loans by the Company's directors and their affiliates as payment against the outstanding balance of $250,000. The remaining balance is payable in monthly installments of $10,000 each commencing February 15, 2001.

         To date, the Company has funded its operations primarily from the sale of equity securities and short term borrowings as it has not generated sufficient cash from its operations. The Company expects cash used in operating activities will increase throughout the remainder of 2001, as a more aggressive sales and marketing campaign is launched and full-scale production of the Lasette is implemented. The Company expects that its existing current working capital, the $1 million loan and loan commitment from the Company's board of directors and their affiliates and future product sales will be sufficient to allow the Company to meet operational obligations through June 2001. Accordingly, it is imperative that the Company complete a significant financing during the quarter ending June 30, 2001. Although the Company has had discussions with potential investors, it has not been able to obtain financing on acceptable terms as of the date of this Report that will allow it to continue its operations after June 2001. The Company intends to continue to seek to raise equity or debt financing. However, no assurance can be given that the Company will be able to obtain additional financing on favorable terms, if at all. Borrowing money may involve pledging some or all of the Company's assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing shareholders. If new equity securities are issued, those securities may have rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot obtain additional financing as needed, the Company may not be able to continue its operations, grow its market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This would have a material adverse effect on the Company's business, financial condition, results of operation and its ability to continue as a going concern.

         Even if the Company is able to obtain additional financing during the quarter ending June 30, 2001 to allow it to continue its operations, the Company still will need to generate significant revenues or obtain additional financing to fund anticipated capital requirements and to achieve and maintain profitability. The Company's capital requirements depend upon several factors, including:

         o the rate of market acceptance of its products, particularly the Lasette;

         o     its level of expenditures for marketing and sales;

         o     costs associated with its staffing; and

         o     other factors, including unforeseen factors and developments.

The Company will need additional cash to fund the costs associated with manufacturing, marketing and selling its products. The Company may also need cash to file, prosecute, defend and enforce patent claims and other intellectual property rights, purchase capital equipment, develop new products and maintain or obtain necessary regulatory approvals. If the Company's capital requirements vary materially from those currently planned, the Company may require more financing during 2001 than currently anticipated. The Company's inability to finance its growth, either internally or externally, may limit its growth potential and its ability to execute its business plan. External financing may not be available to the Company on favorable terms or at all. In addition, the Company received a report from its independent auditors covering its fiscal years ended December 31, 2000 and 1999 financial statements. The report contains an explanatory paragraph that states that the Company's recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         The Company's total revenue increased 4% to $229,678 at March 31, 2001 from $220,554 at March 31, 2000. Sales of the Lasette during the quarter ended March 31, 2001 were $78,065, an increase of 126% from sales of $34,614 in the comparable quarter of 2000. Sales of the Company's scientific research instruments during the quarter ended March 31, 2001 were $135,378, an 89% increase over sales of the scientific research instruments in the first quarter of 2000. The increases in sales of the Company's current products were offset by a decrease in sales of approximately $97,000 of its in-vitro fertilization product, which occurred in the first quarter of 2000. As disclosed in the Company's previous filings with the SEC, the Company sold its in-vitro fertilization product and related technology in May 2000. Therefore, there are no corresponding sales of that product in 2001.

         The Company's gross margin decreased from 20% for the quarter ended March 31, 2000 to a negative margin of 15% for the quarter ended March 31, 2001. The current negative gross margin is due primarily to low sales activity. As sales increase, management believes that fixed manufacturing overhead costs will be adequately absorbed and help generate positive gross margins.

         Overall operating expenses remained constant decreasing $7,720 from $762,625 for the quarter ended March 31, 2000 to $754,905 for the quarter ended March 31, 2001. General and administrative expenses decreased $264,751, or 53%, primarily due to the reduction in the amount of legal fees in the first quarter of 2001 when compared to the same period of 2000. The savings resulting from the decrease in legal fees was offset by an increase in sales and marketing expenses as the Company devoted more resources to a marketing campaign for its products, namely the Lasette. As a result, marketing and selling expenses more than doubled, from $134,278 in the first quarter of 2000 to $357,354 in the same period of 2001, without increasing the overall operating expenses.

         During the three months ended March 31, 2001 interest expense increased to $21,575 from $3,555 during the quarter ended March 31, 2000. Interest expense increased because of the promissory notes issued to the Company's board of directors in January 2001.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         During 2000, Big Sky Laser Technologies, Inc., or BSLT, filed a lawsuit alleging that the Company was in breach of contract. In January 2001, the Company reached a settlement with BSLT and the lawsuit was dismissed with prejudice. Under the settlement agreement, the Company paid BSLT $350,000. As consideration for this payment, BSLT completed and shipped to the Company 100 units of the Professional Lasette that BSLT had previously been manufacturing for the Company and will ship to the Company all remaining parts inventory in its possession. The Company had accrued $400,000 for the anticipated costs of settling the lawsuit during the quarter ended September 30, 2000.

ITEM 2.           CHANGE IN SECURITIES
                  None.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES
                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None.

ITEM 5.           OTHER INFORMATION
                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  Exhibits:

                           10.17 Loan Agreement dated January 31, 2001, among the Company, Dipl. Ing. Oton Tisch, Ronald
                                    K. Lohrding, Ph.D., Raymond Radosevich,
                                    Ph.D., HaeMedic LLC and Humagen Fertility
                                    Diagnostics, Inc.

                           10.18 Form of Warrant dated January 31, 2001 issued to Dipl. Ing. Oton Tisch, Ronald K. Lohrding, Ph.D., Raymond Radosevich, Ph.D., HaeMedic LLC and Humagen Fertility Diagnostics, Inc.

                  Reports on Form 8-K:
                           None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CELL ROBOTICS INTERNATIONAL, INC.



Dated:   May 15, 2001              By: /s/ Ronald K. Lohrding
                                       -----------------------------------------
                                       Ronald K. Lohrding, President, Chief
                                       Executive Officer and Chairman of the
                                       Board of Directors



Dated:   May 15, 2001              By: /s/ Paul C. Johnson
                                       -----------------------------------------
                                       Paul C. Johnson, Chief Financial Officer
                                       and Secretary

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
 10.17               Loan Agreement dated January 31, 2001, among the Company,
                     Dipl. Ing. Oton Tisch, Ronald K. Lohrding, Ph.D., Raymond
                     Radosevich, Ph.D., HaeMedic LLC and Humagen Fertility
                     Diagnostics, Inc.

 10.18               Form of Warrant dated January 31, 2001 issued to Dipl. Ing.
                     Oton Tisch, Ronald K. Lohrding, Ph.D., Raymond Radosevich,
                     Ph.D., HaeMedic LLC and Humagen Fertility Diagnostics, Inc.