Form 10QSB
period 2001-06-30
CELL ROBOTICS INTERNATIONAL INC
filed 2001-08-14
CIK 845291

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
           For the transition period from ____________ to ____________

                         Commission file number: 0-27840
                                                --------


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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of August 13, 2001, 9,980,644 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000

                      Consolidated Statements of Operations for the Three Months ended June 30, 2001 and June 30, 2000 (unaudited)

                      Consolidated Statements of Operations for the Six Months ended June 30, 2001 and June 30, 2000 (unaudited)

                      Consolidated Statements of Cash Flows for the Six Months ended June 30, 2001 and June 30, 2000 (unaudited)

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

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                  AS OF              AS OF
                                                              JUNE 30, 2001    DECEMBER 31, 2000
                                                              -------------    -----------------
                                                               (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                $     124,858    $         958,144
     Restricted cash                                                 85,086               85,086
     Accounts receivable, net of allowance for
          doubtful accounts of $1,841 and $1,841
          in 2001 and 2000, respectively                            337,966              378,853
     Inventory                                                    1,101,281            1,079,086
     Other                                                           34,838               60,850
                                                              -------------    -----------------
         Total current assets                                     1,684,029            2,562,019
Property and equipment, net                                         468,029              549,688
Other assets, net                                                    21,694               24,109
                                                              -------------    -----------------
              Total assets                                    $   2,173,752    $       3,135,816
                                                              =============    =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $     331,220    $         350,399
     Notes payable - related party                                1,166,484              250,000
     Payroll related liabilities                                    118,553              152,860
     Royalties payable                                               80,319               79,046
     Accrued litigation costs                                            --              400,000
     Other current liabilities                                      126,435              118,010
                                                              -------------    -----------------
              Total current liabilities                           1,823,011            1,350,315
                                                              -------------    -----------------

Stockholders' equity:
     Preferred stock, $.04 par value. Authorized
         2,500,000 shares, no shares issued and outstanding
         at June 30, 2000 and December 31, 1999                           0                    0
     Common stock, $.004 par value.  Authorized
         50,000,000 shares, 9,980,644 and 9,965,644 shares
         issued and outstanding at June 30, 2001
         and December 31, 2000, respectively                         39,923               39,863
     Additional paid-in capital                                  25,169,839           25,114,871
     Accumulated deficit                                        (24,859,021)         (23,369,233)
                                                              -------------    -----------------
              Total stockholders' equity                            350,741            1,785,501
                                                              -------------    -----------------
                                                              $   2,173,752    $       3,135,816
                                                              =============    =================

    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         UNAUDITED
                                                     THREE MONTHS ENDED
                                               JUNE 30, 2001    JUNE 30, 2000
                                               -------------    -------------
Product sales                                  $     386,099    $     261,828
Research and development grants                       34,513            1,334
                                               -------------    -------------
         Total revenues                              420,612          263,162
                                               -------------    -------------

Product cost of goods sold                          (298,950)        (354,535)
SBIR direct expenses                                 (34,513)          (1,334)
                                               -------------    -------------
         Total cost of goods sold                   (333,463)        (355,869)
                                               -------------    -------------

Gross profit (loss)                                   87,149          (92,707)
                                               -------------    -------------

Operating expenses:
     General and administrative                      264,702          337,422
     Marketing & sales                               337,093          206,068
     Research and development                        155,201          164,688
                                               -------------    -------------
         Total operating expenses                    756,996          708,178
                                               -------------    -------------

Loss from operations                                (669,847)        (800,885)
                                               -------------    -------------

Other income (expense):
     Interest income                                   1,150           16,080
     Interest expense                                (29,896)         (27,598)
     Other income, net                                14,560               --
                                               -------------    -------------
         Total other income (expense)                (14,186)         (11,518)
                                               -------------    -------------

         Net loss                              $    (684,033)   $    (812,403)
                                               =============    =============

Weighted average common shares
     outstanding, basic and diluted                9,980,644        9,037,152
                                               =============    =============

Net loss per common share, basic and diluted   $       (0.07)   $       (0.09)
                                               =============    =============



    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       UNAUDITED
                                                    SIX MONTHS ENDED
                                             JUNE 30, 2001    JUNE 30, 2000
                                             -------------    -------------
Product sales                                $     605,390    $     476,422
Research and development grants                     44,900            7,294
                                             -------------    -------------
         Total revenues                            650,290          483,716
                                             -------------    -------------

Product cost of goods sold                        (551,812)        (525,529)
SBIR direct expenses                               (44,900)          (7,294)
                                             -------------    -------------
         Total cost of goods sold                 (596,712)        (532,823)
                                             -------------    -------------

Gross profit (loss)                                 53,578          (49,107)
                                             -------------    -------------

Operating expenses:
     General and administrative                    504,636          840,502
     Marketing & sales                             692,843          340,346
     Research and development                      314,423          289,955
                                             -------------    -------------
         Total operating expenses                1,511,902        1,470,803
                                             -------------    -------------

Loss from operations                            (1,458,324)      (1,519,910)
                                             -------------    -------------

Other income (expense):
     Interest income                                 5,446           19,367
     Interest expense                              (37,889)         (31,153)
     Other income, net                                 979               --
                                             -------------    -------------
         Total other income (expense)              (31,464)         (11,786)
                                             -------------    -------------

         Net loss                            $  (1,489,788)   $  (1,531,696)
                                             =============    =============

Weighted average common shares
     outstanding, basic and diluted              9,979,977        8,777,218
                                             =============    =============

Net loss applicable to common shareholders
     per common share, basic and diluted     $       (0.15)   $       (0.17)
                                             =============    =============



    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  UNAUDITED
                                                               SIX MONTHS ENDED
                                                        JUNE 30, 2001    JUNE 30, 2000
                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                           $  (1,489,788)   $  (1,531,696)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
     Depreciation and amortization                             90,974          101,331
     Options and warrants issued for services                  46,121          134,398
     Common stock issued for services                           8,907          551,405
     Decrease (increase) in accounts receivable                40,887         (125,173)
     Increase in inventory                                    (22,195)         (39,772)
     Decrease (increase) in other assets                       26,012          (62,071)
     Decrease in current liabilities                         (443,788)        (382,654)
                                                        -------------    -------------
     Net cash used in operating activities                 (1,742,870)      (1,354,232)
                                                        -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash used in investing activities -
         purchase of fixed assets                              (6,900)         (35,462)
                                                        -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                        --        1,735,502
     Proceeds from notes payable and
         warrants - related party                             944,538        1,200,000
     Repayments of notes payable - related party              (28,054)              --
     Proceeds from exercise of stock options                       --          139,980
     Proceeds from exercise of warrants                            --          691,756
                                                        -------------    -------------

     Net cash provided by financing activities                916,484        3,767,238
                                                        -------------    -------------

Net increase (decrease) in cash and cash equivalents:        (833,286)       2,377,544

     Cash and cash equivalents:
     Beginning of period                                    1,043,230          358,379
                                                        -------------    -------------
     End of period                                      $     209,944    $   2,735,923
                                                        =============    =============

SUPPLEMENTAL INFORMATION:
     Interest paid                                      $       4,546    $          --
                                                        =============    =============

    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

2.       Issuance of Equity Securities and Convertible Note

         In July 1999, the Company sold 9.5 units to four investors in a private placement of its securities. Each unit consisted of 35,000 shares of Common Stock and 7,500 Common Stock purchase warrants. In connection with this private placement, the Company granted 15,000 warrants to two placement agents. The Company granted an additional 15,000 warrants to one of these placement agents for other investment banking services, which were unrelated to the private placement. Each warrant is exercisable through February 2, 2003 to purchase one share of Common Stock at a price of $2.40 per share. The latter warrants were valued at $.406625 each. This fair value was calculated using the Black Scholes option-pricing model. The significant assumptions include an expected dividend of zero, a risk free interest rate of 6.375% and an expected volatility of 75.2%.

         In January 2000, the Company terminated its public and investor relations agreement with RCG Capital Markets Group, Inc. effective January 1, 2000. In lieu of payment for three additional months of service retainer fees, the Company granted options for an additional 25,000 shares of Common Stock at an exercise price equal to $3.25, the closing price of the Company's Common Stock on February 15, 2000. Due to early termination of this agreement, 50,000 unvested options were canceled. The Company recorded a charge of $44,659, the fair value of the options granted. The fair value was calculated on the grant date using the Black Scholes option-pricing model. The significant assumptions include an expected dividend of zero, a risk free interest rate of 6.375% and an expected volatility of 75.2%.

         Additionally, in January 2000, the Company issued a total of 40,000 Common Stock purchase warrants to an investment research firm and a new public relations firm. The Company was also committed under the terms of the agreement with the new public relations firm to issue an additional 30,000 warrants if representation continued beyond six months. The warrants are exercisable through February 2, 2003 to purchase one share of Common Stock for a price of $2.40 per share. Of the additional 30,000 warrants, 15,000 vested April 1, 2000, after three months of service, and the remaining 15,000 vested on July 1, 2000, after six months of service. The fair value of these performance-based options has been measured upon vesting and charged to operations at such time. The Company recorded charges of $124,321, the fair value of the options granted. The fair value was calculated on the grant dates using the Black Scholes option-pricing model. The significant assumptions include an expected dividend of zero, a risk free interest rate of 6.375% and an expected volatility of 75.2%.

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

         On May 26, 2000 the Company issued 500,000 shares of its Common Stock for $2,000,000 in a private placement with Paulson Investment Company of Portland, Oregon. A five percent placement fee was paid to Mark T. Waller of BridgeWorks Capital, a former member of the Company's Board of Directors after the close of the transaction.

         In February, May and July 2000, and in January 2001, the Company issued a total of 145,000 shares of its Common Stock to Pollet & Richardson as payment for legal services.

3.       Notes Payable

         In December 1999, the Company issued a note payable for $250,000 to Humagen Fertility Diagnostics, Inc. whose president, chief executive officer and majority shareholder is Dr. Debra Bryant, a former member of the Company's board of directors. The note bears interest at six percent. In January 2001, the Company used $45,000 of the proceeds of the loans by the Company's directors and their affiliates described below as payment against the outstanding balance of $250,000 plus accrued interest. The Company also paid monthly installments of $10,000 each from February through April 2001. The remaining balance of the note is now payable upon demand. During the six-month period ended June 30, 2001 the Company expensed $6,299 of accrued interest on this note.

         On January 31, 2001, certain members of the Company's board of directors and affiliates of members or former members of its board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000. Loans in the amount of $100,000, $400,000 and $500,000 under this
$1,000,0000 commitment were made in February 2001, March 2001 and May 2001, respectively. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and are due on January 31, 2002. Additionally, the lenders were issued warrants to purchase an aggregate of 150,000 shares of Common Stock. The warrants are exercisable until January 31, 2004, for Common Stock at a price of $1.125 per share, the market price for the Common Stock when the loan agreement was signed. The warrants are immediately exercisable. The Company has allocated $32,540 in proceeds from the loan to the warrants based on the fair value of the warrants. This amount has been recorded as a discount on the loans and will be amortized over the life of the loans. During the six-month period ended June 30, 2001 the Company expensed $31,590 of accrued interest on this loan agreement.

4.       Earnings Per Share

         Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the quarter, is the same as basic loss per share for the periods ended June 30, 2001 and 2000, as all potentially dilutive securities were anti-dilutive.

         Options to purchase 2,014,075 and 1,499,623 shares of common stock were outstanding at June 30, 2001 and 2000, respectively. Warrants to purchase 1,653,826 and 1,504,351 shares of common stock were outstanding at both June 30, 2001 and 2000, respectively. These were not included in the computation of diluted earnings per share as the exercise of the options would have been anti-dilutive because of the net losses incurred in the periods ended June 30, 2001 and 2000.

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

                                                  SIX MONTHS ENDED
                                                    JUNE 30, 2001
                                ----------------------------------------------------
                                SCIENTIFIC    LASER-BASED
                                 RESEARCH       MEDICAL
                                INSTRUMENTS     DEVICES      CORPORATE       TOTAL
                                -----------   -----------    ---------    ----------
Revenues from customers         $   394,713       210,677           --       605,390
Research and development
     grants                          44,900            --           --        44,900
Profit (loss) from operations        18,464      (974,076)    (502,712)   (1,458,324)

                                             SIX MONTHS ENDED
                                               JUNE 30, 2000
                           ----------------------------------------------------
                           SCIENTIFIC    LASER-BASED
                            RESEARCH       MEDICAL
                           INSTRUMENTS     DEVICES      CORPORATE       TOTAL
                           -----------   -----------    ---------    ----------

Revenues from customers    $   217,470       258,952           --       476,422
Research and development
     grants                      7,294            --           --         7,294
Loss from operations           (71,984)     (618,178)    (829,748)   (1,519,910)

                                                THREE MONTHS ENDED
                                                   JUNE 30, 2001
                                --------------------------------------------------
                                SCIENTIFIC    LASER-BASED
                                 RESEARCH       MEDICAL
                                INSTRUMENTS     DEVICES      CORPORATE      TOTAL
                                -----------   -----------    ---------    --------
Revenues from customers         $   259,335       126,764           --     386,099
Research and development
     grants                          34,513            --           --      34,513
Profit (loss) from operations        20,962      (427,132)    (263,677)   (669,847)

                                             THREE MONTHS ENDED
                                                JUNE 30, 2000
                           ----------------------------------------------------
                           SCIENTIFIC     LASER-BASED
                            RESEARCH        MEDICAL
                           INSTRUMENTS      DEVICES      CORPORATE      TOTAL
                           -----------    -----------    ---------    ---------
Revenues from customers    $   145,993        115,835           --      261,828
Research and development
     grants                      1,334             --           --        1,334
Loss from operations           (43,515)      (423,974)    (333,396)    (800,885)

6.       Capital Resources

         Since inception, the Company has incurred operating losses and other equity charges, which have resulted in an accumulated deficit of $24,859,021 as of June 30, 2001. During the six-month period ended June 30, 2001 the Company's operations used net cash of $1,742,870.

         The Company's ability to improve cash flow and ultimately achieve profitability will depend on its ability to significantly increase sales. Accordingly, the Company is manufacturing and marketing a series of scientific instruments and laser-based medical devices. In addition, the Company is pursuing development and marketing partners for its medical products. These partnerships will enhance the Company's ability to rapidly ramp-up its marketing and distribution strategy, and possibly offset the products' development costs.

         Although the Company has begun manufacturing and marketing its laser-based medical devices and continues to market its scientific instrument line, it does not anticipate achieving profitable operations any earlier than the first quarter of fiscal 2002. As a result, the Company's working capital surplus is expected to erode over the next six months. The Company expects that its existing working capital, loans made and expected to be made under its $500,000 convertible note issued in August 2001 and future product sales will be sufficient to cover its expected operational deficits through November 2001.

7.       Subsequent Event

         In August 2001, the Company signed a convertible note in the face amount of $500,000 payable Mr. Oton Tisch, a director of the Company. Under the Company's arrangements with Mr. Tisch, $200,000 was funded upon signing of the convertible note. The remaining $300,000 may be requested by the Company, at its option, after August 31, 2001 so long as the Company has not completed a round of debt or equity financing providing gross proceeds to the Company of at least $300,000. Principal and accrued interest evidenced by the note is convertible by Mr. Tisch into shares of Common Stock at any time. The conversion price of the convertible note is $0.5994 per share of Common Stock or 90% of the average closing price per share of the Common Stock for 15 trading days ending on the trading day immediately prior to the date of conversion, whichever is less. However, the conversion price cannot be less than $0.30 per share. The convertible note bears interest at 10% per annum and is presently secured by the Company's equipment. Unless sooner converted, the convertible note is due on August 2, 2002. The Company anticipates that a non-cash beneficial conversion charge will be expensed as interest as a result of this transaction. The amount of this charge cannot be reasonably determined at this time. In connection with the issuance of the convertible note, Mr. Tisch was issued a warrant to purchase up to

37,000 shares of the Company's Common Stock, of which 14,800 shares have vested. The remaining shares covered by the warrant will vest in proportion to the amount funded by Mr. Tisch under the convertible note. The warrant is exercisable until August 2, 2004, for Common Stock at a price of $.67 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CELL ROBOTICS INTERNATIONAL, INC.

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 2001 COMPARED TO DECEMBER 31, 2000

         The Company's working capital decreased to a deficit of $138,982 at June 30, 2001 from $1,211,704 at December 31, 2000. The Company's current ratio decreased to 0.92:1 at June 30, 2001 compared with 1.90:1 at December 31, 2000. Total assets also decreased from $3,135,816 at December 31, 2000 to $2,173,752 at June 30, 2001. Accounts receivable decreased and inventory increased $40,887, or 11%, and $22,195, or 2%, respectively, as of June 30, 2001 when compared with December 31, 2000.

         As of June 30, 2001, the Company's total liabilities were $1,823,011 compared to $1,350,315 at December 31, 2000. This increase was primarily due to the $1 million of additional loans provided to the Company under its January 2001 loan agreement. Under this loan agreement, certain members of the Company's board of directors and affiliates of members or former members of its board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000. Loans in the amount of $100,000, $400,000 and $500,000 under this $1,000,0000 commitment were made in February 2001, March 2001 and May 2001, respectively. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and are due on January 31, 2002. In connection with the January 2001 loan commitment, each lender was issued a warrant in proportion to the amount of the loan made by that lender. The warrants allow the lenders to purchase an aggregate of 150,000 shares of Common Stock. The warrants may be exercised until January 31, 2004, at a price equal to $1.125 per share of Common Stock. The Company used $45,000 of the proceeds of the above loans by its directors as payment against the outstanding balance of the $250,000 note payable to Humagen Fertility Diagnostic, Inc., whose president, chief executive officer and majority shareholder is Dr. Debra Bryant, one of the Company's former directors.

         In December 1999, the Company borrowed $250,000 from Humagen Fertility Diagnostics, Inc. The note did not bear interest until June 2000, at which time the unpaid balance of the note began to accrue interest at six percent per annum. In January 2001, the Company used $45,000 of the proceeds of the above loans by the Company's directors and their affiliates as payment against the outstanding balance of $250,000. The Company paid monthly installments of $10,000 each from February through April 2001. The remaining balance of the note is now payable upon demand.

         In August 2001, the Company signed a convertible note in the face amount of $500,000 payable Mr. Oton Tisch, a director of the Company. Under the Company's arrangements with Mr. Tisch, $200,000 was funded upon signing of the convertible note. The remaining $300,000 may be requested by the Company, at its option, after August 31, 2001 so long as the Company has not completed a round of debt or equity financing providing gross proceeds to the Company of at least $300,000. The note is convertible by Mr. Tisch into shares of Common Stock at any time. The conversion price of the convertible note is $0.5994 per share of Common Stock or 90% of the average closing price per share of the Common Stock for 15 trading days ending on the trading day immediately prior to the date of conversion, whichever is less. However, the conversion price cannot be less than $0.30 per share. The convertible note bears interest at 10% per annum and is presently secured by the Company's equipment. Unless sooner converted, the convertible note is due on August 2, 2002. In connection with the issuance of the convertible note, Mr. Tisch was issued a warrant to purchase up to 37,000 shares of the Company's Common Stock, of which 14,800 shares have vested. The remaining shares covered by the warrant will vest in proportion to the amount funded by Mr. Tisch under the convertible note. The warrant is exercisable until August 2, 2004, for Common Stock at a price of $.67 per share.

         To date, the Company has funded its operations primarily from the sale of equity securities and short term borrowings as it has not generated sufficient cash from its operations. The Company expects that its existing working capital, loans made and expected to be made under the $500,000 convertible note described above and future product sales will be sufficient to allow the Company to meet operational obligations through November 2001, assuming that the demand note to Humagen Fertility Diagnostics, Inc. referred to above is not demanded by the lender. While the Company believes that payment under the note owed to Humagen Fertility Diagnostics, Inc. will not be demanded before November 2001, no assurances can be made that payment will not be demanded. If payment is demanded there can be no assurances that the Company will have sufficient cash on hand to repay the note. Accordingly, it is imperative that the Company complete a significant financing during the quarter ending December 31, 2001. Although the Company has had discussions with potential investors, it has not been able to obtain financing on acceptable terms as of the date of this Report that will allow it to continue its operations after November 2001. The Company intends to continue to seek to raise equity or debt financing. However, no assurance can be given that the Company will be able to obtain additional financing on favorable terms, if at all. Borrowing money may involve pledging some or all of the Company's assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing shareholders. If new equity securities are issued, those securities may have rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot obtain additional financing as needed, the Company may not be able to continue its operations, grow its market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This would have a material adverse effect on the Company's business, financial condition, results of operation and its ability to continue as a going concern.

         Even if the Company is able to obtain additional financing during the quarter ending December 31, 2001 to allow it to continue its operations, the Company still will need to generate significant revenues or obtain additional financing to fund anticipated capital requirements and to achieve and maintain profitability. The Company's capital requirements depend upon several factors, including:

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

         Sales for the three-month period ended June 30, 2001 increased $124,271, or 47%, to $386,099 from $261,828 in the same period of 2000. The increase is primarily due to sales of the Company's scientific research instruments. Sales of these products increased $113,342 or 78% from $145,993 during the quarter ended June 30, 2000 to $259,335 for the quarter ended June 30, 2001. The sales increases in the scientific research instruments products related to increased demand for the Company's products that has occurred in the current quarter when compared to the same period of the prior year. Management expects this demand to continue during the last half of 2001 and intends to devote more resources to better identify potential customers of these products and achieve additional sales. Sales of the Company's laser-based medical products increased $10,929, or 9%, from $115,835 for the quarter ended June 30, 2000 to $126,764 for the quarter ended June 30, 2001.

         Revenue generated from research and development grants increased $33,179 from $1,334 for the quarter ended June 30, 2000 to $34,513 for the quarter ended June 30, 2001. The increase is attributed to more work being completed on a specific grant by Company personnel in the second quarter of 2001 compared to the work competed during the same period during 2000.

         The Company's gross margin on product sales increased from a negative margin of 35% for the quarter ended June 30, 2000 to a positive gross margin of 22.6%. The increase is primarily attributed to the increase in sales.

         Operating expenses increased $48,818, or 7%, from $708,178 for the quarter ended June 30, 2000 to $756,996 for the quarter ended June 30, 2001. The increase is primarily due to an increase in selling and marketing expenses of $131,025, or 64%, during the second quarter of 2001 when compared with the same period in 2000. The Company had a sales force of ten in the second quarter of 2001 compared with three in the second quarter of 2000. The additional sales personnel and increased costs associated with selling activities resulted in the increase in operating expenses. The Company was able to decrease its general and administrative costs during the quarter ended June 30, 2001 when compared to the same period of 2000. This decrease occurred primarily because of a reduction in legal fees of approximately $96,000 in the second quarter of 2001 when compared with the same period in 2000.

         Interest income decreased to $1,150 for the quarter ended June 30, 2001 from $16,080 for the quarter ended June 30, 2000. The reason for the decrease is that the Company had less cash to invest in short-term securities during 2001 than it did in 2000. Interest expense remained relatively constant during the quarter ended June 30, 2001 when compared with interest expense for the three-month period ended June 30, 2000. Other income increased in the second quarter of 2001 to $14,560 compared with no other income in the second quarter of 2000. This increase was the result of a royalty payment. In 2000 the Company sold its in-vitro fertilization workstation technology. The royalty was for product sales related to this technology.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

         Sales for the six-month period ended June 30, 2001 increased $128,968, or 27%, to $605,390 from $476,422 in the same period of 2000. The increase is primarily due to sales of the Company's scientific research instruments. Sales of these products increased $177,243, or 82%, from $217,470 during the six-month period ended June 30, 2000 to $394,713 for the six-month period ended June 30, 2001. As was stated above in the analysis for the quarterly period, the sales increases in the scientific research instruments products related to increased demand for the Company's products that has occurred in the current quarter when compared to the same period of the prior year. Management expects this demand to continue during the last half of 2001 and intends to devote more resources to better identify potential customers of these products and achieve additional sales.

         As explained in the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2001, during 2000 the Company had sales of approximately $97,000 of in-vitro fertilization products. That product line was sold in 2000 and no comparable sales exist for the same period in 2001. On a comparable basis sales of the Company's laser-based medical products increased $48,725, or 30%, from $161,952 for the six-month period ended June 30, 2000 to $210,677 for the six-month period ended June 30, 2001.

         Revenue generated from research and development grants increased $37,606 from $7,294 for the six-month period ended June 30, 2000 to $44,900 for the six-month period ended June 30, 2001. The increase is attributed to more work being completed on a specific grant by Company personnel in the six-month period ended June 30, 2001 compared to the work competed during the same period during 2000.

         The Company's gross margin on product sales increased from a negative margin of 10% for the period ended June 30, 2000 to a positive gross margin of 9%. The reason for the increase is primarily due to the increase in sales.

         Operating expenses increased $41,099 or 3% from $1,470,803 for the period ended June 30, 2000 to $1,511,902 for the period ended June 30, 2001. The increase in operating expenses is primarily due to an increase in selling and marketing expenses of $352,497, or 104%, during the second quarter of 2001 when compared with the same period in 2000. The increase in sales in marketing expense resulted from an increase in the Company's sales force and increased costs associated with selling activities in the six months ended June 30, 2001 compared with the same period of 2000. Also, as previously discussed, the Company was able to decrease its general and administrative costs during the six-month period ended June 30, 2001 when compared to the same period of 2000. This decrease occurred primarily because of a reduction in legal fees of approximately $255,000 in the six-month period ended June 30, 2001 when compared with the same period in 2000.

         Interest income decreased in the six-month period ended June 30, 2001 to $5,446 from $19,367 in the six-month period ended June 30, 2000. The decrease was due to the Company having less cash to invest in 2001. Interest expense increased during the six-month period ended June 30, 2001 over that of the same period in 2000 because of increased borrowings in 2001 over those in 2000. The primary reason for the increased borrowing was the $1 million board loans that were made in February through May 2001.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None.

ITEM 2.           CHANGE IN SECURITIES

                  None.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held June 15, 2001, in Albuquerque, New Mexico. At that meeting, the shareholders voted on the following proposal:

         Proposal 1. Election of directors;

         Proposal 1 was a proposal to elect the Board of Directors' seven nominees for the Board of Directors. Those nominees are each listed below in the summary of the vote on Proposal 1.

         With respect to Proposal 1, the Directors received the following votes:

                                            For                  Against           Abstained
                                         ---------               -------           ---------
         Dr. Gerald Bernstein            7,747,080                 200               65,173
         Dr. Raymond Radosevich          7,747,080                 200               65,173
         Oton Tisch                      7,747,080                 200               65,173
         Steven Crees                    7,747,080                 200               65,173
         Dr. Ronald Lohrding             7,747,080                 200               65,173

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

         Exhibit 10.17 Loan Agreement dated August 2, 2001 between the Company and Mr. Oton Tisch

         Exhibit 10.18 Promissory Note dated August 2, 2001 payable to Mr. Oton Tisch

         Exhibit 10.19 Warrant dated August 2, 2001 issued by the Company to Mr. Oton Tisch

         Exhibit 10.20 Amendment to promissory note dated August 13, 2001 between the Company and Humagen Fertility Diagnostics, Inc.

Reports on Form 8-K:       None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CELL ROBOTICS INTERNATIONAL, INC.



Dated: August 14, 2001             By: /s/ Ronald K. Lohrding
      -----------------                -----------------------------------------
                                       Ronald K. Lohrding, President & CEO



Dated: August 14, 2001              By: /s/ Paul C. Johnson
      -----------------                 ----------------------------------------
                                        Paul C. Johnson, Chief Financial Officer

                                INDEX TO EXHIBITS

                EXHIBIT
                NUMBER                       DESCRIPTION
                ------                       -----------
                 10.17     Loan Agreement dated August 2, 2001 between the
                           Company and Mr. Oton Tisch

                 10.18     Promissory Note dated August 2, 2001 payable to Mr.
                           Oton Tisch

                 10.19     Warrant dated August 2, 2001 issued by the Company to
                           Mr. Oton Tisch

                 10.20 Amendment to promissory note dated August 13, 2001 between the Company and Humagen Fertility
                           Diagnostics, Inc.

