Form 10QSB
period 2001-09-30
CELL ROBOTICS INTERNATIONAL INC
filed 2001-11-14
CIK 845291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                For the transition period from              to
                                               ------------    --------------

                         Commission file number:  0-27840
                                                 ---------


                        CELL ROBOTICS INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Colorado                                 84-1153295
    ---------------------------------               ---------------------
      (State or other jurisdiction                     I.R.S. Employer
    of incorporation or organization)               Identification number

2715 Broadbent Parkway N.E., Albuquerque, New Mexico              87107
----------------------------------------------------           ----------
    (Address of principal executive offices)                   (Zip Code)

         Issuer's telephone number, including area code: (505) 343-1131


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of November 9, 2001, 10,018,018 shares of Common Stock of the Issuer were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets at September 30, 2001 (unaudited)
                      and December 31, 2000

                      Consolidated Statements of Operations for the Three Months ended September 30, 2001 and September 30, 2000
                      (unaudited)

                      Consolidated Statements of Operations for the Nine Months ended September 30, 2001 and September 30, 2000
                      (unaudited)

                      Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2001 and September 30, 2000
                      (unaudited)

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

                        CELL ROBOTICS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           AS OF             AS OF
                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                           2001              2000
                                                                      -------------      ------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                         $     41,386      $    958,144
     Restricted cash                                                         85,086            85,086
     Accounts receivable, net of allowance for
         doubtful accounts of $1,841 and $1,841
         in 2001 and 2000, respectively                                     324,536           378,853
     Inventory                                                            1,266,622         1,079,086
     Other                                                                   42,018            60,850
                                                                       ------------      ------------
         Total current assets                                             1,759,648         2,562,019
Property and equipment, net                                                 426,736           549,688
Other assets, net                                                            20,486            24,109
                                                                       ------------      ------------
              Total assets                                             $  2,206,870      $  3,135,816
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $    643,625      $    350,399
     Notes payable                                                          233,863                --
     Notes payable - related parties                                      1,128,287           250,000
     Payroll related liabilities                                            155,215           152,860
     Royalties and commissions payable                                       93,447            79,046
     Accrued litigation costs                                                    --           400,000
     Other current liabilities                                               96,957           118,010
                                                                       ------------      ------------
              Total current liabilities                                   2,351,394         1,350,315
                                                                       ------------      ------------

Stockholders' equity:
     Preferred stock, $.04 par value. Authorized
         2,500,000 shares, zero shares issued
         and outstanding at September 30, 2001
         and December 31, 2000                                                    0                 0
     Common stock, $.004 par value. Authorized
         50,000,000 shares, 9,980,644 and 9,965,644 shares
         issued and outstanding at September 30, 2001
         and December 31, 2000, respectively                                 39,923            39,863
     Additional paid-in-capital                                          25,174,548        25,114,871
     Accumulated deficit                                                (25,358,995)      (23,369,233)
                                                                       ------------      ------------
              Total stockholders' equity                                   (144,524)        1,785,501
                                                                       ------------      ------------
                                                                       $  2,206,870      $  3,135,816
                                                                       ============      ============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       UNAUDITED
                                                                   THREE MONTHS ENDED
                                                         SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                         ------------------   ------------------

Product sales                                               $    402,063          $    272,633
Research and development grants                                   88,923                10,029
                                                            ------------          ------------
         Total revenues                                          490,986               282,662
                                                            ------------          ------------

Product cost of goods sold                                      (269,236)             (724,410)
SBIR direct expenses                                             (88,923)              (10,029)
                                                            ------------          ------------
         Total cost of goods sold                               (358,159)             (734,439)
                                                            ------------          ------------

Gross profit (loss)                                              132,827              (451,777)
                                                            ------------          ------------
Operating expenses:
     General and administrative                                  198,478               255,699
     Marketing and sales                                         308,917               386,092
     Research and development                                     99,714               264,677
                                                            ------------          ------------
         Total operating expenses                                607,109               906,468
                                                            ------------          ------------

Loss from operations                                            (474,282)           (1,358,245)
                                                            ------------          ------------

Other income (expense):
     Other income                                                 15,284                24,585
     Interest expense                                            (40,976)           (1,223,467)
                                                            ------------          ------------
         Total other expense                                     (25,692)           (1,198,882)
                                                            ------------          ------------

         Net loss                                           $   (499,974)         $ (2,557,127)
                                                            ============          ============

Weighted average common shares
     outstanding, basic and diluted                            9,980,644             9,610,079
                                                            ============          ============

Net loss per common share, basic and diluted                $      (0.05)         $      (0.27)
                                                            ============          ============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  UNAUDITED
                                                              NINE MONTHS ENDED
                                                   SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                                   ------------------    ------------------

Product sales                                         $  1,007,453           $    749,055
Research and development grants                            133,823                 17,323
                                                      ------------           ------------
         Total revenues                                  1,141,276                766,378
                                                      ------------           ------------

Product cost of goods sold                                (821,049)            (1,249,940)
SBIR direct expenses                                      (133,823)               (17,323)
                                                      ------------           ------------
         Total cost of goods sold                         (954,872)            (1,267,263)
                                                      ------------           ------------

Gross profit (loss)                                        186,404               (500,885)
                                                      ------------           ------------

Operating expenses:
     General and administrative                            699,693              1,027,505
     Marketing and sales                                 1,005,180                771,522
     Research and development                              414,137                578,244
                                                      ------------           ------------
         Total operating expenses                        2,119,010              2,377,271
                                                      ------------           ------------

Loss from operations                                    (1,932,606)            (2,878,156)
                                                      ------------           ------------

Other income (expense):
     Other income                                           21,709                 43,951
     Interest expense                                      (78,865)            (1,254,620)
                                                      ------------           ------------
         Total other expense                               (57,156)            (1,210,669)
                                                      ------------           ------------

         Net loss                                       (1,989,762)            (4,088,825)
                                                      ------------           ------------

Weighted average common shares
     outstanding, basic and diluted                      9,980,203              9,057,133
                                                      ============           ============

Net loss applicable to common shareholders
     per common share, basic and diluted              $      (0.20)          $      (0.45)
                                                      ============           ============


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   UNAUDITED
                                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2001        SEPTEMBER 30, 2000
                                                                  ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $ (1,989,762)          $ (4,088,825)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
     Depreciation and amortization                                         133,475                 84,784
     Beneficial conversion charge                                               --              1,200,000
     Loss on sale of asset                                                      --                 35,000
     Options and warrants issued for services                               50,830                261,802
     Common stock issued for services                                        8,907                551,405
     Decrease (increase) in accounts receivable                             54,317                (59,866)
     Increase in inventory                                                (187,536)              (175,391)
     Decrease (increase) in other current assets                            18,832                (36,376)
     (Decrease) increase in current liabilities                           (111,071)               117,076
                                                                      ------------           ------------
     Net cash used in operating activities                              (2,022,008)            (2,110,391)
                                                                      ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of asset                                                --                232,500
     Purchase of fixed assets                                               (6,900)              (342,224)
                                                                      ------------           ------------
     Net cash used in investing activities                                  (6,900)              (109,724)
                                                                      ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                     --              1,735,502
     Proceeds from notes payable and
         warrants - related parties                                      1,140,204                     --
     Repayments of notes payable - related parties                         (28,054)                    --
     Proceeds from exercise of stock options                                    --                225,066
     Proceeds from exercise of warrants                                         --                691,756
     Proceeds from issuance of secured convertible
         note, net of expenses                                                  --              1,212,480
                                                                      ------------           ------------
     Net cash provided by financing activities                           1,112,150              3,864,804
                                                                      ------------           ------------

     Net (decrease) increase in cash and cash equivalents:                (916,758)             1,644,689
     Cash and cash equivalents:
     Beginning of period                                                   958,144                358,379
                                                                      ------------           ------------
     End of period                                                    $     41,386           $  2,003,068
                                                                      ============           ============

SUPPLEMENTAL INFORMATION:
     Interest paid                                                           4,546                     --
     Conversion of secured convertible note                           $         --           $  1,200,000
                                                                      ============           ============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

3.       Notes Payable

         In December 1999, the Company issued a note payable for $250,000 to Humagen Fertility Diagnostics, Inc. whose president, chief executive officer and majority shareholder is Dr. Debra Bryant, a former member of the Company's board of directors. The note bears interest at six percent. In January 2001, the Company used $45,000 of the proceeds of the loans by the Company's directors and their affiliates described below as payment against the outstanding balance of $250,000 plus accrued interest. The Company also paid monthly installments of $10,000 each from February through April 2001. The remaining balance of the note is now payable upon demand. During the six-month period ended September 30, 2001 the Company expensed $9,196 of accrued interest on this note.

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

         On January 31, 2001, certain members of the Company's board of directors and affiliates of members or former members of its board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000. Loans in the amount of $100,000, $400,000 and $500,000 under this
$1,000,0000 commitment were made in February 2001, March 2001 and May 2001, respectively. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and are due on January 31, 2002. Additionally, the lenders were issued warrants to purchase an aggregate of 150,000 shares of Common Stock. The warrants are exercisable until January 31, 2004, for Common Stock at a price of $1.125 per share, the market price for the Common Stock when the loan agreement was signed. The warrants are immediately exercisable. The Company has allocated $32,540 in proceeds from the loan to the warrants based on the fair value of the warrants. This amount has been recorded as a discount on the loans and will be amortized over the life of the loans. During the six-month period ended September 30, 2001 the Company expensed $56,795 of accrued interest on this loan agreement.

         In August 2001, the Company signed a convertible note in the face amount of $500,000 payable to Mr. Oton Tisch, a director of the Company. Mr. Tisch, funded $190,000 after the signing of the convertible note. The remaining $310,000 may be requested by the Company, at its option, after August 31, 2001 so long as the Company has not completed a round of debt or equity financing providing gross proceeds to the Company of at least $310,000. Principal and accrued interest evidenced by the note are convertible into shares of Common Stock at any time. The conversion price of the convertible note is $0.5994 per share of Common Stock or 90% of the average closing price per share of the Common Stock for 15 trading days ending on the trading day immediately prior to the date of conversion, whichever is less. However, the conversion price cannot be less than $0.30 per share. The convertible note bears interest at 10% per annum and is presently secured by the Company's equipment. Unless sooner converted, the convertible note is due on August 2, 2002.

The Company anticipates that a non-cash beneficial conversion charge will be expensed as interest as a result of this transaction. The amount of this charge cannot be reasonably determined at this time. In connection with the issuance of the convertible note, Mr. Tisch was issued a warrant to purchase up to 37,500 shares of the Company's Common Stock, of which 14,250 shares have vested. The value assigned to the warrants that vested during the quarter ended September 30, 2001 of $4,709 was recorded as a discount to the convertible note and will be amortized over the term of the convertible note. The remaining shares covered by the warrant will vest in proportion to the amount funded by Mr. Tisch under the convertible note. The warrant is exercisable until August 2, 2004, for Common Stock at a price of $.67 per share. During the period ended September 30, 2001 the Company accrued interest expense of $2,499 in connection with this convertible note.

4.       Earnings Per Share

         Basic loss per share is computed on the basis of the weighted average number of shares of Common Stock outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of shares of Common Stock and all potentially dilutive shares of Common Stock outstanding during the quarter, is the same as basic loss per share for the periods ended September 30, 2001 and 2000, as all potentially dilutive securities were anti-dilutive.

         Options to purchase 2,226,075 and 1,660,242 shares of Common Stock were outstanding at September 30, 2001 and 2000, respectively. Warrants to purchase 1,691,326 and 1,503,826 shares of Common Stock were outstanding at September 30, 2001 and 2000, respectively. These were not included in the computation of diluted loss per share as the exercise of the options would have been anti-dilutive because of the net losses incurred in the periods ended September 30, 2001 and 2000.

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

                                                                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2001
                                                                  ------------------

                                              SCIENTIFIC      LASER-BASED
                                               RESEARCH         MEDICAL
                                             INSTRUMENTS        DEVICES          CORPORATE           TOTAL
                                             ------------     ------------      ------------      ------------

     Revenues from customers                 $    714,770          292,683                --         1,007,453
     Research and development
          grants                                  133,823               --                --           133,823
     Profit (loss) from operations                 80,944       (1,316,856)         (696,694)       (1,932,606)

                                                                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 2000
                                                                  ------------------

                                              SCIENTIFIC      LASER-BASED
                                               RESEARCH         MEDICAL
                                             INSTRUMENTS        DEVICES          CORPORATE           TOTAL
                                             ------------     ------------      ------------      ------------

     Revenues from customers                 $    424,773          324,282                --           749,055
     Research and development
          grants                                   17,323               --                --            17,323
     Profit (loss) from operations                  1,679       (1,378,702)       (1,501,133)       (2,878,156)

                                                                  THREE MONTHS ENDED
                                                                  SEPTEMBER 30, 2001
                                                                  ------------------

                                              SCIENTIFIC      LASER-BASED
                                               RESEARCH         MEDICAL
                                             INSTRUMENTS        DEVICES          CORPORATE           TOTAL
                                             ------------     ------------      ------------      ------------

     Revenues from customers                 $    320,057           82,006                --           402,063
     Research and development
          grants                                   88,923               --                --            88,923
     Profit (loss) from operations                 53,256         (330,135)         (197,403)         (474,282)

                                                                  THREE MONTHS ENDED
                                                                  SEPTEMBER 30, 2000
                                                                  ------------------

                                              SCIENTIFIC      LASER-BASED
                                               RESEARCH         MEDICAL
                                             INSTRUMENTS        DEVICES          CORPORATE           TOTAL
                                             ------------     ------------      ------------      ------------

     Revenues from customers                 $    207,303           65,330                --           272,633
     Research and development
          grants                                   10,029               --                --            10,029
     Profit (loss) from operations                 86,606         (699,015)         (745,836)       (1,358,245)

6.       Capital Resources

         Since inception, the Company has incurred operating losses and other equity charges, which have resulted in an accumulated deficit of $25,358,995 as of September 30, 2001. During the nine-month period ended September 30, 2001 the Company's operations used net cash of $2,022,008.

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

         Although the Company has begun manufacturing and marketing its laser-based medical devices and continues to market its scientific instrument line, it does not anticipate achieving profitable operations any earlier than the first quarter of fiscal 2002. The Company expects that its existing working capital, loans made and expected to be made under its $500,000 convertible note issued in August 2001 and future product sales will be sufficient to cover its expected operational deficits through December 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

         LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 2001 COMPARED TO DECEMBER 31, 2000

         The Company's working capital decreased to a deficit of $591,746 at September 30, 2001 from a surplus of $1,211,704 at December 31, 2000. The Company's current ratio decreased to 0.75:1 at September 30, 2001 compared with 1.90:1 at December 31, 2000. Total assets also decreased from $3,135,816 at December 31, 2000 to $2,206,870 at September 30, 2001. Accounts receivable decreased and inventory increased $54,317, or 14%, and $187,536, or 17%, respectively, as of September 30, 2001 when compared with December 31, 2000. The decrease in accounts receivable was primarily due to the Company being more aggressive in collecting. The increase in inventory was due mainly to the purchase of inventory parts associated with a new scientific research instrumentation model that was introduced at the end of September 2001. Because of expected sales of this product in the fourth quarter of 2001, the Company made advanced purchases of inventory.

         As of September 30, 2001, the Company's total liabilities were $2,351,394 compared to $1,350,315 at December 31, 2000. This increase was primarily due to the additional loans provided to the Company under its January 2001 loan agreement and the August 2001 convertible note. The increase is also due, in part, to an increase in the payment cycle of accounts payable at September 30, 2001 when compared with the level at December 31, 2000.

         Under the January 2001 loan agreement, certain members of the Company's board of directors and affiliates of members or former members of its board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000. Loans in the amount of $100,000, $400,000 and $500,000 under this $1,000,0000 commitment were made in February 2001, March 2001 and May 2001, respectively. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and are due on January 31, 2002. In connection with the January 2001 loan commitment, each lender was issued a warrant in proportion to the amount of the loan made by that lender. The warrants allow the lenders to purchase an aggregate of 150,000 shares of Common Stock. The warrants may be exercised until January 31, 2004, at a price equal to $1.125 per share of Common Stock. The Company used $45,000 of the proceeds of the above loans by its directors as payment against the outstanding balance, including interest, of the $250,000 note payable to Humagen Fertility Diagnostic, Inc., whose president, chief executive officer and majority shareholder is Dr. Debra Bryant, one of the Company's former directors.

         In August 2001, the Company signed a convertible note in the face amount of $500,000 payable to Mr. Oton Tisch, a director of the Company. Mr. Tisch, funded $190,000 after the signing of the convertible note. The remaining $310,000 may be requested by the Company, at its option, after August 31, 2001 so long as the Company has not completed a round of debt or equity financing providing gross proceeds to the Company of at least $310,000. Principal and accrued interest evidenced by the note are convertible into shares of Common Stock at any time. The conversion price of the convertible note is $0.5994 per share of Common Stock or 90% of the average closing price per share of the Common Stock for 15 trading days ending on the trading day immediately prior to the date of conversion, whichever is less. However, the conversion price cannot be less than $0.30 per share. The convertible note bears interest at 10% per annum and is presently secured by the Company's equipment. Unless sooner converted, the convertible note is due on August 2, 2002.

The Company anticipates that a non-cash beneficial conversion charge will be expensed as interest as a result of this transaction. The amount of this charge cannot be reasonably determined at this time due to the variable nature of the conversion prices. In connection with the issuance of the convertible note, Mr. Tisch was issued a warrant to purchase up to 37,500 shares of the Company's Common Stock, of which 14,250 shares have vested. The remaining shares covered by the warrant will vest in proportion to the amount funded by Mr. Tisch under the convertible note. The warrant is exercisable until August 2, 2004, for Common Stock at a price of $.67 per share.

         In December 1999, the Company borrowed $250,000 from Humagen Fertility Diagnostics, Inc. The note did not bear interest until June 2000, at which time the unpaid balance of the note began to accrue interest at six percent per annum. In January 2001, the Company used $45,000 of the proceeds of the above noted loans by the Company's directors and their affiliates as payment against the outstanding balance and interest of this $250,000 note. The Company paid monthly installments of $10,000 each from February through April 2001. The remaining balance of the note is now payable upon demand.

         To date, the Company has funded its operations primarily from the sale of equity securities and short term borrowings as it has not generated sufficient cash from its operations. The Company expects that its existing working capital, loans made and expected to be made under the $500,000 convertible note described above and future product sales will be sufficient to allow the Company to meet operational obligations through December 2001, assuming that the demand note to Humagen Fertility Diagnostics, Inc. referred to above is not demanded by the lender. While the Company believes that payment under the note owed to Humagen Fertility Diagnostics, Inc. will not be demanded before December 2001, no assurances can be made that payment will not be demanded. If payment is demanded there can be no assurances that the Company will have sufficient cash on hand to repay the note. Accordingly, it is imperative that the Company complete a significant financing during the quarter ending December 31, 2001. Although the Company has had discussions with potential investors, it has not been able to obtain financing on acceptable terms as of the date of this Report that will allow it to continue its operations after the end of December 2001. The Company intends to continue to seek to raise equity or debt financing. However, no assurance can be given that the Company will be able to obtain additional financing on favorable terms, if at all. Borrowing money may involve pledging some or all of the Company's assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing shareholders. If new equity securities are issued, those securities may have rights, preferences or privileges senior to those of existing holders of common stock. If the Company cannot obtain additional financing as needed, the Company may not be able to continue its operations, grow its market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This would have a material adverse effect on the Company's business, financial condition, results of operation and its ability to continue as a going concern.

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

                  the rate of market acceptance of its products, particularly the Lasette;

                  its level of expenditures for marketing and sales;

                  costs associated with its staffing;

                  and other factors, including unforeseen factors and developments.

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

         RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         Sales of products for the three-month period ended September 30, 2001 increased $129,430 or 47% to $402,063 from $272,633 in the three-month period ended September 30, 2000. The increase in sales resulted mainly from the Company's scientific research instruments products. The sales of scientific instrumentation products increased $112,754 during the quarter ended September 30, 2001 to $320,057 from $207,303 when compared to the same quarter of the prior year. The increase resulted because the Company placed a greater emphasis on its scientific research instrumentation products in 2001 than it did in 2000. Additionally, at the end of September 2001 the Company released a newly developed model of its scientific research instrumentation products, which contributed to the increase. The Company's sales of laser-based medical products increased $16,676 from $65,330 during the quarter ended September 30, 2000 to $82,006 for the quarter ended September 30, 2001. Revenue generated from research and development grants increased $78,894 to $88,923 in the quarter ended September 30, 2001 from $10,029 in the quarter ended September 30, 2000. The increase is attributed to more work being completed on a specific grant by Company personnel in the third quarter of 2001 compared to the work completed during the comparable period in 2000.

         The Company's gross margin increased to 33% for the quarter ended September 30, 2001 from a negative gross margin of 166% for the quarter ended September 30, 2000. The significant negative gross margin experienced during the quarter ended September 30, 2000 was primarily due to an accrual of $400,000 that was made in anticipation of the settlement of the lawsuit. This lawsuit was settled in the first quarter of 2001 and was disclosed in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2000. Additionally, during the quarter ended September 30, 2000 the Company accrued approximately $64,000 in cost of sales to pay expenses associated with a design improvement in one of the main components of the laser-based medical products. As a result of the modification, certain parts in stock had to be reworked. Additionally, the negative gross margin in 2000 was due to a lack of efficiencies in the production of the Company's laser-based medical products. As sales have increased in 2001 the Company's gross margin has returned to a positive level.

         Operating expenses decreased 33% or $299,359 from $906,468 for the quarter ended September 30, 2000 to $607,109 for the quarter ended September 30, 2001. The decrease occurred in nearly all areas of the Company's operations. Because the Company's cash resources are limited, management took steps to reduce expenditures during the quarter ended September 30, 2001.

         Interest income decreased in the quarter ended September 30, 2001 from the amount in the quarter ended September 30, 2000 primarily due to fact that the cash received by the Company from the $2 million private placement that was completed in May 2000 and proceeds from the issuance of the $1.2 million convertible note in March 2000 was depleted in 2001; therefore, the Company had less cash to invest in 2001. Interest expense decreased in 2001 from 2000 because of the required beneficial conversion charge to interest expense associated with the conversion of the Company's $1.2 million convertible note in August 2000 into 500,000 shares of the Common Stock. A similar charge was not incurred in 2001. In accordance with accounting rules, the Company was required to include a non-cash charge to interest expense when the $1.2 million convertible note was converted to the Company's Common Stock in August 2000.

         RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         Sales of products for the nine-month period ended September 30, 2001 increased $258,398 or 35% to $1,007,453 from $749,055 in the comparable period of 2000. The increase is due primarily to sales of the Company's scientific instrumentation products. As was discussed above, the Company increased selling efforts with respect to these products in 2001. Also, the Company introduced a new scientific research instrument product in September 2001 that contributed to the sales increase.

         The Company's gross margin increased from a negative gross margin of 67% for the nine-month period ended September 30, 2000 to a gross margin of 19% for the nine-month period ended September 30, 2001. The increase is primarily due to increased sales in 2001 when compared to sales in 2000 and the one-time charges recorded in 2000 as mentioned above were not required in 2001.

         Operating expenses decreased $258,261 from $2,377,271 for the nine-month period ended September 30, 2000 to $2,119,010 for the nine-month period ended September 30, 2001. The decrease is primarily due the Company's curtailment of expenditures because its cash resources are limited. The decrease in general and administrative expenses resulted primarily from decreases in fees paid for legal services. Legal fees decreased by approximately $260,000 during the nine-month period ended September 30, 2001 when compared to the same period 2000. Marketing and sales expenses increased during the nine-month period ended September 30, 2001 when compared to the same period of 2000 primarily because of increased sales personnel. The decrease in research and development expenses occurred because the Company decided to devote less resources toward research and development during the nine-month period ended September 30, 2001 considering the Company's decreasing available cash balance.

         As was explained above, interest income decreased in the period ended September 30, 2001 from the amount in the period ended September 30, 2000 primarily due to smaller cash balances available for investments in 2001 when compared with 2000. Interest expense decreased in 2001 from 2000 because of the beneficial conversion charge to interest expense associated with the conversion of the Company's $1.2 million convertible note in August 2000 into 500,000 shares of the Common Stock. A similar charge was not required in 2001.

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None.

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



                                        CELL ROBOTICS INTERNATIONAL, INC.



Dated: November 12, 2001                By:   /s/ Ronald K. Lohrding
       ----------------------------           ----------------------------------
                                              Ronald K. Lohrding, President,
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors



Dated: November 12, 2001                By:   /s/ Paul C. Johnson
       ----------------------------           ----------------------------------
                                              Paul C. Johnson, Chief Financial
                                              Officer and Secretary