Form 10KSB
period 2001-12-31
CELL ROBOTICS INTERNATIONAL INC
filed 2002-04-01
CIK 845291

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                         Commission file number: 0-27840
                                                 --------

                        CELL ROBOTICS INTERNATIONAL, INC.
                        ---------------------------------
                 (Name of Small Business Issuer in its Charter)

             Colorado                                           84-1153295
       ------------------                                  ---------------------
 (State or other jurisdiction                                 I.R.S. Employer
of incorporation or organization)                          Identification number

           2715 Broadbent Parkway N.E., Albuquerque, New Mexico      87107
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's total revenues for the fiscal year ended December 31, 2001 were $1,599,044.

As of March 19, 2002, the aggregate market value of the Common Stock of the Registrant based upon the closing bid price of the Common Stock as quoted on the OTC Electronic Bulletin Board held by non-affiliates of the Issuer was $5,757,961. As of March 19, 2002, 10,396,602 shares of Common Stock of the Issuer were outstanding.

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

PART I

ITEM 1.  BUSINESS

OVERVIEW

We manufacture, market and sell a sophisticated laser-based medical device and a scientific research instrument. Our key targets include the clinical and diabetes care markets for the Lasette and the scientific research market for the Cell Robotics Workstation. We were incorporated in Colorado on September 28, 1988, under the name Bonus, Ltd. In September 1991 we changed our name to Intelligent Financial Corporation. In February 1995, we acquired all of the issued and outstanding shares of Cell Robotics, Inc., a New Mexico corporation, which had been formed in 1988 to develop the Cell Robotics Workstation. In May 1995, we changed our name from Intelligent Financial Corporation to Cell Robotics International, Inc.

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

         o DEVELOP MARKET RECOGNITION. We are positioning our laser-based medical devices as preferred technological solutions to clearly-defined medical needs. We seek to create significant brand awareness for the Lasette, our signature product, particularly with consumers that use the Lasette for home use. To accomplish this, we are advertising in diabetes-related publications, direct mailings, tradeshows and print and Internet media. We also use trademarked product names that can be clearly recognized by customers, such as Lasette(R) and LaserTweezers(R).

         o EXPAND DISTRIBUTION CHANNELS. We believe that expanding our distribution channels will be a key component to the success of our products, particularly the Lasette for clinical use. Currently, the Lasette for clinical use is distributed through several regional distributors within and outside the United States, and to a limited extent to one national distributor in the United States. We intend to pursue additional non-exclusive distribution agreements for our Lasette for clinical use with national and regional distributors, and non-exclusive or exclusive distribution agreements with international distributors of medical products to take advantage of their existing distribution channels and name recognition.

         o CAPITALIZE ON THE OPPORTUNITY PRESENTED BY THE NEEDLESTICK SAFETY ACT. The Needlestick Safety Act requires OSHA to revise its existing bloodborne pathogens standards to set forth in greater detail, and make more specific, OSHA's requirement for health facilities to identify, evaluate and implement safer medical devices, such as safety engineered sharps devices or needleless systems, to reduce or eliminate the accidental needlesticks suffered by health care workers. The needle-free, laser-based design of the Lasette eliminates the risk of accidental needlesticks because a patient's blood sample is obtained by the use of a laser pulse rather than by a needle or lancet. We believe this feature of the Lasette will be an important selling strategy for developing the market for the Lasette for clinical use. Accordingly, we intend to market the Lasette for clinical use to hospitals, clinics and doctors' offices as a means to comply with the OSHA regulations and the Needlestick Safety Act and offer their patients a more effective, safer and less painful solution than conventional procedures.

We also believe the following trends in blood sampling will provide us with unique opportunities:

         o an increasing demand for less painful alternatives for capillary blood sampling;

         o an increasing desire to eliminate cross-contamination from accidental needle or lancet sticks in hospitals and clinics to address continued public health concerns and, in U.S. markets, to comply with bloodborne pathogen standards of OSHA, including the recently adopted standards of OSHA required by the Needlestick Safety Act;

         o a growing number of diagnosed diabetics seeking better insulin control; and

         o a growing understanding of the need to provide testing methods for needle-phobic individuals.

PRODUCTS

LASER-BASED MEDICAL DEVICES -- THE LASETTE

GENERAL. Our primary focus is distributing and selling our laser-based medical device to the clinical and diabetes care markets, namely diabetic consumers, hospitals, clinics and doctors' offices. The Lasette is a compact, lightweight, portable crystal laser that utilizes laser light to vaporize a small hole in the finger for capillary blood sampling. At nine ounces, the Lasette is slightly larger than a handheld cellular telephone and it fits into a suit-coat pocket or a purse. The Lasette is a better alternative for capillary blood sampling for many diabetics because, for many patients, it causes less pain and residual soreness than the traditional steel lancet. The Lasette may be a better alternative for children with diabetes, newly diagnosed diabetics and needle-phobic or needle-adverse individuals.

We previously marketed two laser-based medical devices, the Personal Lasette and the Professional Lasette. The Personal Lasette was marketed for home use, while the Professional Lasette was targeted for clinical applications. In the third quarter of 2000, we made a strategic decision to discontinue marketing the Professional Lasette and completed modifications to the Personal Lasette so that it could be used for either home or clinical use. The primary difference between the Lasette used in these home and clinical environments is that a different disposable lens shield is attached to the product for clinical applications than that attached for home use. We believe that focusing on a single product line will reduce direct costs associated with manufacturing the Lasette and promote brand awareness of the Lasette.

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

We have encountered some design and quality problems with the Lasette since we introduced it on a limited basis in December 1999. For instance, we implemented design improvements to increase the efficiency of the Lasette beam profile and to limit the effect extreme temperatures had on the Lasette's functionality. We believe that we have resolved these problems; however, we cannot provide any assurances that quality and design problems will not occur in the future with the Lasette or enhancements to the Lasette.

MARKETS. In the United States, an estimated 15.7 million people have some form or variation of diabetes. However, only 10.3 million people in the United States have been diagnosed with diabetes. Further, according to industry sources, doctors are expected to diagnose approximately 800,000 new cases annually in the United States.

We will market the Lasette for home use primarily to children with diabetes, newly diagnosed diabetics, high frequency testing diabetics with sore fingers and needle-phobic and needle-adverse patients. The needle-phobic and needle-adverse market is an attractive market for this model. Presently, a diabetic must stick himself or herself with a steel lancet or needle to draw a blood sample for glucose testing. Diabetics' needle phobia prevents them from testing their glucose levels on the regularly recommended basis. Others dislike the pain of the steel lancet sticks and the continual residual soreness in their fingertips from the multiple daily sticks. In medical literature, needle phobics are estimated to number between 5 and 25% of the diabetic population. The Lasette draws blood in a way that eliminates the effects of needle phobia, minimizes pain and eliminates the long-term finger soreness. In October 2001, we were notified by the Center for Medicare and Medicaid Services (CMS) that a Healthcare Common Procedure Coding System (HCPCS) code had been assigned to our Lasette. In January 2002, CMS published the allowable for our Lasette that was associated with the newly issued HCPCS code. In March 2002, we were notified by CMS that they have not established a medical criteria for our Lasette and as a result CMS is reevaluating the amount of the allowable previously assigned to our Lasette. The reimbursement rate actually set for the Lasette will depend on the medical policy established by CMS for the Lasette, which is largely outside our control. We are currently working with CMS to provide input into CMS's establishment of an appropriate medical policy so that the reimbursement rate can be set. However, we can provide no assurance as to the eventual rate of reimbursement for the Lasette or whether a medical policy favorable to us will be established by CMS.

Capillary blood sampling is performed in virtually all clinical settings. These include hospitals, dialysis clinics, blood banks, nursing facilities, home health agencies and physicians' offices. Presently, the most commonly used device for capillary blood sampling is the stainless steel lancet. Needlestick injuries and other sharps-related injuries, including accidental lancet sticks, that result in occupational bloodborne pathogens exposure, such as human immunodeficiency virus, hepatitis B virus, hepatitis C virus and others, continue to be an important public health concern. OSHA estimates that 5.6 million workers in the health care industry and related occupations are at risk of occupational exposure to bloodborne pathogens. According to The Centers for Disease Control and Prevention, or CDC, in March 2000, it is estimated that 600,000 to 800,000 needlestick injuries and other skin introduced or effected injuries occur annually among health care workers. The CDC estimates that 62% to 88% of sharps injuries can potentially be prevented by the use of safer medical devices.

In response to these health concerns, OSHA's bloodborne pathogens standards require health care facilities to select safer needle devices to reduce or eliminate accidental needlesticks suffered by health care workers. The Needlestick Safety Act was enacted in November 2000, requiring OSHA to revise its existing bloodborne pathogens standards to set forth in greater detail, and make more specific, OSHA's requirement for health facilities to identify, evaluate and implement safer medical devices, such as safety engineered sharps devices or needleless systems, to reduce or eliminate the accidental needlesticks suffered by health care workers. The Needlestick Safety Act and OSHA regulations also require health care facilities to, among other things:

         o Review their exposure control plans annually to reflect changes in technology that will help eliminate or reduce exposure to bloodborne pathogens. Health care facilities must take into account innovations in medical procedure and technological developments that reduce the risk of exposure to accidental needlesticks. That review must include documentation of the employer's consideration and implementation of appropriate, commercially available and effective safer devices;

         o Solicit input from non-managerial health care workers regarding the identification, evaluation and selection of effective engineering controls, including safer medical devices; and

         o Maintain a sharps injury log if the health care facility employs 11 or more employees and the health care facility is required to keep records by current recordkeeping standards.

We believe that the Lasette for clinical use can substantially reduce the pain and trauma involved with capillary blood sampling and the risk of inadvertent cross-contamination for both the clinician and the patient, as well as eliminate the risk of accidental needlesticks. The needle-free, laser-based design of the Lasette substantially reduces the risk of cross-contamination and eliminates the risk of accidental needlesticks because a patient's blood sample is obtained by the use of a laser pulse rather than by a needle or lancet. We believe this feature of the Lasette will be an important selling strategy for developing the market for the Lasette for clinical use.

RAW MATERIALS. We rely on third parties to produce and manufacture the components for our products. The Erbium:YAG laser rod we use in the Lasette is made from crystals that are produced and processed from a single supplier in Russia, New Technologies Engineering Center. To date, we have experienced no material interruptions in the supply of our laser components. However, our agreements with our Russian supplier have historically been short-term in nature expiring after a specified dollar volume of rods are purchased or a specified period of time has elapsed, which has typically been one year or less. Although to date we have been able to maintain arrangements for the supply of our rods from New Technologies, there can be no assurances that we will be able to continue to do so in the future. Additionally, our source of supply could be restricted due to events flowing from Russia's political or economic instability, or due to the supplier's non-performance. Although we believe alternative crystal suppliers will be available if needed, we believe the prices quoted by these alternative crystal suppliers would be significantly higher than the prices we currently pay. The prices of our laser rods from our Russian supplier may fluctuate each time we enter into a new agreement. Since January 1, 2000, the prices we have negotiated for the purchase of rods from our Russian supplier have ranged between approximately $85 to $107 per rod. Depending upon on our purchase volumes, we believe that the price of similar rods provided by alternative suppliers would range between approximately $175 and $380 per rod. Therefore, we believe we realize a significant cost savings by having our crystals manufactured by New Technologies. There can be no assurances that will be able to purchase rods from New Technologies at prices that will result in cost savings to the Company in the future. We obtain the remaining materials used to manufacture our products from various suppliers. We believe alternate sources of supply will be available for these materials if needed.

MANUFACTURING. We are currently manufacturing the Lasette at our Albuquerque, New Mexico facility. We have instituted the record keeping, quality control and production procedures needed to meet the manufacturing regulatory requirements of the FDA MDQSR, ISO 9001 and EN 46001. We believe our manufacturing capacity at our existing facility is adequate to meet customer demands for the Lasette for the foreseeable future.

MARKETING AND DISTRIBUTION. We have advertised the Lasette for home use and for clinical use in journals placed with clinics and direct marketing to medical device distributors and other groups and organizations that may have an interest in the benefits of the Lasette for themselves and for their clients. We also advertise through direct mailings, tradeshows and print and Internet media. The Lasette for clinical use is distributed through several regional distributors within and outside the United States. To date these distribution relationships have not generated significant revenues. We believe that we will accomplish marketing and distribution of this Lasette product line through a collection of regional, national and international distributors of diabetic supplies or through manufacturers' representatives. We are currently holding discussions with regional, national and international distributors and intend to pursue additional non-exclusive regional and national distribution relationships, and non-exclusive or exclusive international distribution relationships.

COMPETITION. We are not aware of any product similar to the Lasette that has received FDA clearance or the CE Mark certification for commercial marketing in either the United States or European Union. However, the Lasette directly competes with traditional stainless lancets and safety lancets used for routine capillary blood sampling. The Lasette also indirectly competes with non-invasive and partially invasive products that determine and/or control glucose levels in diabetic patients.

The Lasette represents a technological alternative to the traditional stainless steel lancet and the safety lancet for routine capillary blood sampling. We designed it to reduce the pain, fear and anxiety associated with drawing blood. The Lasette for clinical use, with its disposable lens, also eliminates the risk of cross contamination as well as reduces the costs associated with lancet waste disposal incurred by hospitals, clinics and doctors' offices. In response to OSHA's bloodborne pathogens standards, as well as the Needlestick Safety Act, which requires health facilities to employ measures to reduce or eliminate accidental needlesticks, several companies are marketing or are developing safety lancets. Safety lancets have retractable blades or nails intended to reduce accidental needlesticks and, thus, the threat of cross-contamination. While these devices will not eliminate the pain associated with using a traditional steel lancet, the safety lancets may reduce the threat of cross-contamination.

The cost of the Lasette is significantly higher than that of the stainless steel lancets and safety lancets. The suggested retail price of the Lasette is presently $995, although this initial cost could be substantially less depending on the program accepted by the customer, such as the number of units purchased or the commitment by the customer to purchase disposable shields in the future. Comparatively, we believe that the price of stainless steel lancets is currently approximately $0.05 per unit and the price of safety lancets is between $0.18 and $0.52 per unit. Although the investment in the Lasette is significantly higher than that for either a steel lancet or a safety lancet, we believe that users of the Lasette will be able to recover their investment over time through cost savings. The cost for each stainless steel lancet or safety lancet has indirect costs associated with them, such as disposal costs, that are higher than the Lasette. Users of the Lasette for home use may obtain 120 uses from the disposable shield before it must be replaced. The user may dispose of the shield in the regular trash following the 120 uses. While the disposable shield on the Lasette for clinical use is disposed of after each use, hospitals, clinics and doctors' offices incur lower costs disposing of the Lasette's disposable shields as compared to disposing of sharps devices, such as the steel lancets and safety lancets. By reducing or eliminating the indirect costs associated with the steel lancets and safety lancets, we believe that the Lasette provides a competitive alternative.

The Lasette's position in the market is also threatened by corporate research and development efforts throughout the world that are focusing on the development of new, advanced non-invasive and partially invasive technologies for determining and/or controlling glucose levels in diabetic patients. Several companies have developed or are attempting to develop minimally invasive or non-invasive glucose testing products. The technologies that appear to be receiving the most attention are the GlucoWatch(R) by Cygnus, Inc. and the continuous glucose monitoring system, or CGMS, by MiniMed Inc.

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

REGULATORY STATUS. Our products are subject to a great deal of regulation. See "Business - Government Regulation; Product Approval Process" for a description of government regulations affecting our products. The following details the regulatory clearances we have obtained for the Personal Lasette and the Professional Lasette since mid-1997:

         o FDA clearance for use of the Professional Lasette for testing glucose and hematocrit in healthy adult patients in a clinical setting (application submitted December 1996, clearance received August 1997);

         o FDA clearance for use of the Professional Lasette for testing glucose and hematocrit in diabetic adult patients in a clinical setting (application submitted July 1996, clearance received October 1997);

         o        CE Mark testing complete for Professional Lasette (May 1998);

         o FDA clearance for use of the Professional Lasette for testing glucose and hematocrit in all juvenile patients in a clinical setting (application submitted and clearance received June
                  1998);

         o ISO 9001/EN 46001/Medical Device Directive Certification (September 1998; recertified in September 1999 and September
                  2000);

         o FDA clearance for use of all glucose meters with the Professional Lasette (application submitted March 1998, clearance received September 1998);

         o FDA Variance for Professional Lasette design (application submitted September 1998, clearance received October 1998);

         o FDA clearance for home use of the Professional Lasette for glucose monitoring (application submitted May 1998, clearance received December 1998);

         o FDA approval of 510(k) amendment to include Personal Lasette safety and efficacy (application submitted December 1998, approval received January 1999);

         o FDA clearance of the Lasette for all screening blood tests in a clinical setting (application submitted October 1998, clearance received January 1999);

         o        CE Mark certification for the Professional Lasette (March
                  1999);

         o Registration Certificate of the Lasette for medical devices granted by China (May 1999);

         o        CE Mark certification for the Personal Lasette (August 2000);
                  and

         o Medical device license granted in Canada for the Personal Lasette (August 2000).

The Lasette has received 510(k) clearance from the FDA for drawing capillary blood samples. In addition, the FDA has cleared the Lasette for capillary blood sampling for all clinical screening tests. The Lasette has also received the CE Mark designation. The Lasette is the only alternative to the steel lancet or needle that has been approved by the FDA that allows diabetics to sample their blood for glucose testing so they can determine their subsequent insulin injections. Clearance of the Lasette by the FDA allows us to market the Lasette in the United States. The CE Mark designation of the Lasette also permits us to market the Lasette in the European Union and certain other countries such as Brazil and Australia. To date, we have not had any recalls of our products by the FDA or any other comparable agency.


SCIENTIFIC RESEARCH INSTRUMENTS -- THE CELL ROBOTICS WORKSTATION

DESCRIPTION. In 1996, we introduced the computer-controlled Cell Robotics Workstation for optical trapping, micromanipulation and microsurgery. This workstation is based on our core LaserTweezers, LaserScissors, CellSelector and SmartStage technologies. The LaserTweezers(R) application of the Cell Robotics Workstation is based upon a non-exclusive license from AT&T, which was transferred by AT&T to Lucent Technologies, Inc. Computer control provides powerful, user-friendly features such as interactive software with mouse or keyboard control, a unique motorized stage and a motorized focus drive providing motion in three directions. The Cell Robotics Workstation integrates our research instruments into a complete computer-controlled optical trapping and ablation workstation.

We have made, and are continuing to make, enhancements to the Cell Robotics Workstation so that it includes a sophisticated imaging and quantitative measurement capability. In addition, we have developed a more specialized diagnostics workstation known as the LS300 Pro Workstation, which is a modification of the Cell Robotics Workstation. The LS300 Pro Workstation contains a more powerful LaserSissors and is marketed primarily to pathologists and researchers. The enhancements to the LaserScissors applications will allow pathologists and researchers to automatically cut out cells of interest from a biopsy and retrieve those cells for DNA and RNA analysis. The LS300 Pro Workstation is the first configuration of the Cell Robotics Workstation to be a diagnostics instrument instead of being simply limited to a research instrument.

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

With respect to genome research, the Cell Robotics Workstation can be used by third parties to assist in the human genome project. Using the genome as a blueprint, the study of proteins helps explain what can cause or cure diseases. The study of proteins, called functional genomics or proteomics, is a new emphasis area for biology. The Cell Robotics Workstation, through its LaserTweezers(R) and LaserScissors, allows new ways to study the function and structure of proteins. Understanding proteins is a key to curing such neurological diseases as Multiple Sclerosis, Parkinson's and Alzheimer's.

The Cell Robotics Workstation also provides increased efficiency in the production of transgenic animals and laboratory. Transgenic animals are animals that have human genes inserted into them. For example, transgenic chickens may produce a particular protein in the whites of their eggs. This protein can then be harvested from the egg as a constituent of a drug to treat disease. The Cell Robotics Workstation can be used in the production process to isolate the nuclei and make it possible to create a transgenic chicken. Each transgenic chicken has the potential to produce thousands of eggs that are harvested to produce the specific drug. In the laboratory, scientists can supervise technicians using the Cell Robotics Workstation rather than being required to use their personal expertise to perform detailed operations. For example, technicians can isolate stem cells from such tissues as fat obtained by liposuction for the growing of skin, bone or cartilage.

MARKET. The principal market for the Cell Robotics Workstation is the scientific research market, consisting of colleges, universities, research laboratories, biotechnology and pharmaceutical companies and commercial laboratories conducting biological research. Our present customers of the Cell Robotics Workstation include colleges, universities, research laboratories and similar institutions. These customers accounted for all of our sales of the Cell Robotics Workstation and 68% and 61% of our total product sales in 2001 and 2000, respectively. We intend to identify scientists that have specific research applications particularly well suited to the Company's scientific research instrument.

MANUFACTURING. To minimize capital outlay, we outsource parts of the Cell Robotics Workstation to machine shops and circuit board companies. We complete final assembling and testing at our Albuquerque, New Mexico, facility to ensure the quality of the final product. We plan to continue this approach for the foreseeable future.

MARKETING AND DISTRIBUTION. While we intend to focus on the distribution and sale of our laser-based medical devices, we will continue to promote and market the scientific research instruments through direct sales, dealers, representatives and distribution arrangements. We currently have an agreement with Meiwa Shoji Company Ltd. granting exclusive distribution rights for the Cell Robotics Workstation in Japan. Meiwa Shoji accounted for 16% of our product sales in 2000. The agreement expires in September 2005. We have also expanded domestic and international non-exclusive distribution channels for the Cell Robotics Workstation to include distributors in 17 countries.

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

CONTINUING INTEREST IN THE IVF WORKSTATION

In May 2000, we sold the IVF Workstation product line to Hamilton Thorne Research, a major producer and marketer of sperm analysis equipment worldwide, for $100,000 in cash and 12% royalty payments on future net sales. To date these royalty payments have not had, and we do not expect that they will have, a material effect on our cash flow. We decided to sell the IVF Workstation and associated technology to further focus our efforts on the development and sale of the Lasette.

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

COMPETITION

While the Lasette currently has no direct competitors and the Cell Robotics Workstation has a few competitors as detailed above, specialized laser-based medical device companies, pharmaceutical and medical diagnostic equipment companies, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and protect technologies that they may develop or have developed, some of which will be directly competitive to us. The principal factor affecting our competitive position is the suitability of our instruments for, and their performance in, a particular application. We face potential competition from a number of established domestic and international companies, many of which have substantially greater engineering, manufacturing, marketing and financial capabilities. Our ability to compete successfully in existing and future markets will depend on elements both within and outside of our control.

INTELLECTUAL PROPERTY

Our success will depend, in part, upon our ability to develop superior products that we can market at competitive prices. Our ability to do this will depend, in part, on our ability to protect and defend our intellectual property rights and the competitive advantages those rights offer. We rely primarily on patent, trade secret, copyright and trademark laws, confidentiality procedures and other intellectual property protection methods to protect our proprietary technology. As of the date of this report, we have three patents for our laser-based medical devices. Additionally, we have been issued two patents for our scientific research instrument. Our products have only limited patent protection. It is our policy to require our employees to execute confidentiality agreements upon the commencement of such relationships.

Lasette. The Lasette was originally developed using the multifaceted crystal resonator, or MCR, patent acquired from Tecnal Products, a subsidiary of Lovelace Scientific Resources, Inc., in January 1996. The patent expires in 2014. We have also acquired a foreign patent application and a strategic license from Tecnal Products. These acquisitions comprised a package of technological assets covering two laser products: (1) a low-cost, high-power, solid-state laser that eliminates many of the delicate optical components required by conventional solid-state lasers and (2) a laser perforator. The MCR patent was originally developed under a license agreement with New Technology Engineering Center of Russia. However, new developments in crystal laser coating technologies have decreased the value of the MCR patent.

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

Mr. Tankovich, a former employee of the Russian Academy of Science now residing in San Diego, California, holds the United States patent relating to the use of a laser for blood sample collection. In this Report, we sometimes refer to Mr. Tankovich's patent as the "Tankovich Patent." Becton, Dickinson and Company, or BD, a medical technology company, has a license to use the Tankovich Patent. In November 2001 we entered into an exclusive license agreement with BD regarding the Tankovich Patent. The license requires the Company to pay BD a royalty on all sales of the Lasette and its related accessories. In connection with the license, BD released us from any alleged infringement under the Tankovich Patent.

Cell Robotics Workstation. Our Cell Robotics Workstation is based on our LaserTweezers, LaserScissors, CellSelector and SmartStage technologies. The LaserTweezers application of our Cell Robotics Workstation is based upon a non-exclusive patent license from AT&T, which was transferred by AT&T to Lucent Technologies, Inc. Our license will expire in January 2007, the end of the term of the licensed patent. We were in default under this license agreement, and renegotiated its terms in 1998. Under the renegotiated agreement, we paid Lucent $100,000 in lieu of all sums due and owing for prior years. Additionally, we agreed to increase the royalty from five to seven percent of the value of each product sold utilizing the patent. Finally, the minimum annual royalties under the license have been reduced to $35,000 per year for the term of the license. Based on these changes, we must pay Lucent a royalty of seven percent per year with a minimum annual payment of $35,000. We own two issued United States patents that cover certain technological foundations of the Cell Robotics Workstation. These patents were issued in November 1994 and December 1994 and include claims regarding the flexure structure for 3-D microscope stage and the manipulation chamber for LazerTweezers. The patents expire in July 2012. We have also registered the LaserTweezers(R) mark with the United States Patent and Trademark Office.

RESEARCH AND DEVELOPMENT

To succeed, we must continually enhance existing products and develop new products incorporating the latest improvements in laser technology. Accordingly, we are committed to investing resources in research and development activities.

During the years ended December 31, 2001 and 2000, we spent $610,354 and $816,659, respectively, on internal research and development programs. As of March 19, 2002, five of our scientists and engineers were engaged in research and development activities. We channeled the majority of the proceeds from equity financing, short-term borrowings and the sale of securities in 1995 through 2000 to fund our internal research and development activities. We do not have research arrangements with any outside research and development firms. We received a Small Business Innovative Grant from the National Cancer Institute in April 1997. Originally, the grant awarded funds for two years of development of a proprietary laser instrument for semi-automated single cell sorting. The grant was modified to validate capabilities of applying laser energy in connection with a polymerase chain reaction or PCR. Additionally, the period during which funds could be expended was extended until September 30, 2001. The total grant award that was available to and expended by us was approximately $635,000, substantially all of which we have received.

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

EMPLOYEES

As of March 19, 2002, we had 22 full-time employees and 1 part-time employee. Of the employees, 5 were principally engaged in product development, 8 in manufacturing, including quality control, 7 in marketing and sales and the balance in administration and finance. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced work stoppages and we believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

Our facilities are located in approximately 12,000 square feet in Albuquerque, New Mexico. This facility contains our executive and administrative offices, as well as facilities for our assembly, production, testing, storage and inventory functions. Our monthly rent payments are $9,389, subject to a three percent annual increase. We renegotiated our lease to terminate in November 2002. We believe that this facility is adequate for our present and near-term requirements. Our equipment, fixtures and other assets located within the facility are insured against loss.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK AND REDEEMABLE WARRANTS

         Our common stock and redeemable warrants to purchase shares of our common stock ("Redeemable Warrants") are traded over-the-counter and quoted on the OTC Bulletin Board on a limited and sporadic basis under the symbol "CRII" and "CRII.W," respectively. The reported high and low bid prices for the common stock and the high and low bid and ask prices for our Redeemable Warrants, each as reported by the OTC Bulletin Board, are shown below for the two-year period ended December 31, 2001. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Common Stock
                                                      BID
                                            ------------------------
                                                Low          High
                                            ----------    ----------
2000
     First Quarter                          $    1.53     $   7.75
     Second Quarter                              3.13         5.81
     Third Quarter                               1.81         4.13
     Fourth Quarter                              0.50         2.25

2001
     First Quarter                          $    0.45     $   1.31
     Second Quarter                              0.28         0.83
     Third Quarter                               0.24         0.76
     Fourth Quarter                              0.19         0.50


Redeemable Warrants

                                             Low - Bid    High - Ask
                                             ---------    ----------
2000
     First Quarter                          $    2.81     $   3.00
     Second Quarter                              1.75         2.00
     Third Quarter                               0.91         1.06
     Fourth Quarter                              0.25         0.38

2001
     First Quarter                          $    0.16     $   0.23
     Second Quarter                              0.07         0.16
     Third Quarter                               0.04         0.08
     Fourth Quarter                              0.04         0.06

         As of March 19, 2002 there were approximately 167 stockholders of record of our common stock and 8 holders of record of our Redeemable Warrants.

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

RESULTS OF OPERATIONS-- YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

Product sales for the year ended December 31, 2001 increased $468,737, or 47%, to $1,461,447 from $992,710 in the comparable period of 2000. The increase in sales resulted mainly from the Company's scientific research instruments products. The sales of scientific instrumentation products increased $381,121 during the year ended December 31, 2001 to $986,998 from $605,877 when compared to the same period of 2000. The increase was due to our placing a greater emphasis on our scientific instrumentation products in 2001 than we did in 2000. Additionally, at the end of September 2001 we released the LS300 Pro Workstation, which contributed approximately $288,000 to the increase. Sales of our laser-based medical products increased $87,616 to $474,449 for the year ended December 31, 2001 from $386,833 for the year ended December 31, 2000. Revenue generated from research and development grants increased $123,244 to $137,597 during the year ended December 31, 2001 from $14,353 for the year ended December 31, 2000. This increase is attributed to more work being completed on a specific grant by our personnel in 2001 compared to the work completed in 2000.

The Company's gross margin from sales of products increased from a negative margin of 53% during the year ended December 31, 2000 to a positive margin of 7% for the year ended December 31, 2001. The negative gross margin experienced in 2000 was primarily due to three factors. First, and most importantly, the negative gross margin is attributed to an accrual of $400,000 that was made in anticipation of the settlement of a lawsuit with Big Sky Laser Technologies, Inc., or BSLT. This lawsuit was settled in the first quarter of 2001. Second, we accrued approximately $64,000 in cost of sales during 2000 to pay expenses associated with a design improvement in one of the main components of the laser-based medical products. As a result of the modification, certain parts in stock had to be reworked. Third, a lack of efficiencies in the production of our laser-based medical products also contributed to the negative gross margin in 2000. These inefficiencies were primarily due to low volume. As sales increased during 2001 our gross margin returned to a positive level. During 2001 we recorded charges to cost of goods sold of approximately $173,000 to write-off the value of inventory associated with the Professional Lasette, a discontinued product. This charge reduced our gross margin for the year ended December 31, 2001 to 7%.

Operating expenses decreased $646,086, or 19%, from $3,404,166 during 2000 to $2,758,080 during 2001. The decrease occurred in nearly all areas of our operations. Because our cash resources were limited, we implemented measures to reduce expenditures during the year ended December 31, 2001. The decrease in general and administrative expenses resulted primarily from decreases in fees paid for legal services. Legal fees decreased by approximately $321,000 for the year ended December 31, 2001 when compared with the same period in 2000. Marketing and sales expenses decreased slightly primarily because of the use of less advertising as one of the steps we implemented to reduce expenditures during 2001 in response to our limited cash resources. The decrease in research and development expenses occurred because we decided to devote less resources toward research and development during the year ended December 31, 2001 considering our decreasing available cash balance.

Interest income decreased during the year ended December 31, 2001 from the amount in the same period of 2000 primarily due to our decreasing cash balance during 2001. In the first half of 2000 we completed two large private placements that provided us aggregate gross proceeds of approximately $3.2 million. The interest income earned in 2000 resulted from investments of the cash proceeds from these placements. As the cash balance decreased during 2000 and 2001 we earned less in interest income. Interest expense decreased in 2001 from 2000 because of the beneficial conversion charge of $1.2 million to interest expense associated with the conversion of our $1.2 million convertible note in August 2000 into 500,000 shares of common stock. A similar charge was not incurred in 2001. Excluding the $1.2 million charge in 2000, our interest expense increased by $67,036 in 2001 compared to interest expense in 2000. The reason for the increase in 2001 was because of interest expense associated with higher outstanding balances of borrowed indebtedness in 2001 verses 2000. These higher debt balances are primarily attributed to the $1 million board loan signed in January 2001 and the $500,000 convertible note signed in August 2001. Other income, net decreased in 2001 when compared with the amount in 2000. During 2000 we recorded a one-time benefit from the sale of our IVF workstation technology.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

Product sales for the year ended December 31, 2000 decreased $302,226, or 23%, to $992,710 from $1,294,936 in the comparable period of 1999. The decrease is due to our change in emphasis from our scientific instrumentation products and Professional Lasette to the Lasette that can be used for either home or clinical use. Sales of scientific instrumentation products and the Professional Lasette decreased $130,740 to $605,877 and $300,667 to $23,550, respectively, during the year ended December 31, 2000 when compared with 1999. The sales decline in scientific instrumentation products is due to fewer resources being allocated to achieve sales of those products. We terminated our distribution arrangement with the distributor of the Professional Lasette in August 2000 because of low sales activity by the distributor. Also, in May 2000, we sold the IVF Workstation and related technology. This resulted in a decline of revenues in the year ended December 31, 2000 of approximately $126,000 when compared with the prior year.

Sales of our Lasette that can be used for either home or clinical use increased approximately $250,000 during 2000 when compared with no sales in 1999. As previously mentioned, we have made a strategic decision to focus our efforts to develop and market the Lasette that can be used for either home or clinical use. Our research and development grant revenue decreased $108,381 from the period ended December 31, 1999 to the period ended December 31, 2000 as a result of our decision to divert our resources from work on the grant to other projects.

Our gross margin on product sales decreased from 18% during 1999 to a negative gross margin of 53% for 2000. The decrease is primarily due to an accrual of $400,000 that we made during the third fiscal quarter of 2000 as an estimate of the financial impact of settling our lawsuit with BSLT. The lawsuit was settled in January 2001. Additionally, during the third fiscal quarter we accrued approximately $64,000 in cost of sales to pay the cost associated with a design improvement in one of the main components of the Lasette to increase the efficiency of the laser beam profile. As a result of the design modification, certain parts in stock had to be reworked. Finally, the negative gross margin was due to a lack of efficiencies in the production of our laser-based medical products that we market.

Operating expenses increased $1,238,615 from $2,165,551 for the period ended December 31, 1999 to $3,404,166 for the year ended December 31, 2000. Our operating expenses increased as a result of greater marketing and sales, general and administrative and research and development expenses in 2000 compared to 1999. Of this increase, $663,951 is due to our marketing and selling expenses as we launched an aggressive campaign to sell our laser-based medical products and increased our sales staff from two persons in 1999 to nine persons in 2000. The increase in general and administrative expenses is primarily due to the legal fees we incurred in the second quarter of fiscal 2000 primarily to update previous registration statements filed with the SEC and for legal services in connection with a secured convertible note. Our legal fees increased $339,028 for the year ended December 31, 2000 compared to the year ended December 31, 1999. We paid these legal fees by issuing shares of our common stock rather than by expending working capital resources.

Our research and development expenses increased $265,173 from $551,468 for the period ended December 31, 1999 to $816,659 for the period ended December 31, 2000. This increase is primarily due to the expenses we incurred to hire an additional engineer in 2000 and resources we committed to research to enhance and further develop the Lasette. Interest income increased $49,977, or 191%, in the year ended December 31, 2000 compared to the prior year. The increase is due to additional cash investments primarily as a result of the $2 million private placement that was completed in May 2000 and proceeds from the issuance of the $1.2 million convertible note in March 2000.

Interest expense increased because of a required beneficial conversion charge to interest expense associated with our conversion of a $1.2 million convertible note in August 2000 into 500,000 shares of common stock. In accordance with accounting rules, we made a non-cash charge of $1.2 million to interest expense when the $1.2 million convertible note was converted to our common stock. The increase in other income resulted from the sale of the IVF Workstation and related technology.

Our net loss for the year ended December 31, 2000 was $5,036,182 compared to a net loss of $2,424,630 for the same period in 1999. The increase in our net loss in 2000 is primarily attributed to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that our existing current working capital, loan proceeds of $110,000 expected to be received under our March 29, 2002 promissory note, the proceeds from the $300,000 private placement completed in January 2002 and future product sales will be sufficient to allow us to meet operational obligations through April 30, 2002 assuming the repayment of our $1,000,000 board loan is not demanded before that date and the $110,000 loan under the March 29, 2002 promissory note is actually made. We expect to experience operating losses and negative cash flow for the foreseeable future and do not have sufficient cash to sustain those operating losses without additional financing. Additionally, we currently need financing to repay our indebtedness, including payment of our notes in the aggregate principal amount of $1,000,000 that are currently due to members of our board of directors and affiliates of members or former members of our board of directors and our $190,905 note owing to Humagen Fertility Diagnostics, Inc. described below. Unless converted we will also need financing to repay the outstanding debt under our August 2001 promissory note to Mr. Tisch, which will become due in August 2002. Accordingly, it is imperative that we complete a significant financing during the month of April 2002 to fund our deficits in cash flow from operations as well as repay indebtedness currently due or past due and significant maturities of additional indebtedness due in the months following March 2002 as described in this report. Although we have had discussions with potential investors, we have not been able to obtain financing on acceptable terms as of the date of this report. We intend to continue to seek to raise equity or debt financing. However, no assurance can be given that we will be able to obtain additional financing on favorable terms, if at all. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing shareholders. If we cannot obtain additional financing before the end of April 2002 or if the repayment of our $1,000,000 board loan is sooner demanded, we will not be able to continue our operations.

Since our inception, to provide working capital for our product development and marketing activities, we have relied principally upon the proceeds of both debt and equity financings and, to a lesser extent, the proceeds of Small Business Innovative Research grants. Research and development grant revenue was $137,597 and $14,353 in 2001 and 2000, respectively. We have not been able to generate sufficient cash from operations and, as a consequence, we must seek additional financing to fund ongoing operations. Recent financings include the following:

         o The February 2000 exercise of the warrants issued to an underwriter and its officers in connection with a previous offering of our securities, what we refer to as the Placement Agent's Warrants, and underlying class A warrants resulted in $466,756 of proceeds to the Company. The Placement Agent's Warrants were issued to Paulson Investment Company, Inc. and its officers, who served as placement agent in connection with a 1995 private offering. The Placement Agent's Warrants were exercisable for a period of five years to purchase 11.5 units at a price of $25,000 per unit, each unit consisting of 20,000 shares of our common stock and our class A warrants exercisable for 10,000 shares of our common stock.

         o In February 2000, we executed a secured convertible promissory note payable to Oton Tisch, a member of our board of directors, which was amended in March 2000. Mr. Tisch advanced $250,000 on March 3, 2000; $250,000 on March 9, 2000; $200,000
                  on March 28, 2000; and the remaining $500,000 on April 26, 2000 under the note. The principal amount of $1,200,000 was paid in full with and converted into 500,000 shares of common stock on August 30, 2000. In connection with the beneficial conversion of this note, we recorded a non-cash interest expense charge of $1,200,000 in the quarter ended September 30, 2000.

         o On May 26, 2000, we issued 500,000 shares of our common stock in a private placement with Paulson Investment Company, Inc., which resulted in gross proceeds to us of $2,000,000. A five percent placement fee (or $100,000) was paid to Bridgeworks Capital, Inc. after the close of the transaction. Mark Waller, one of our former directors, is an officer and majority owner of Bridgeworks Capital.

         o In January 2001, certain members of our board of directors and affiliates of members or former members of our board of directors also agreed to make term loan advances to us in an aggregate amount of $1,000,000. Loans in the amount of $100,000, $400,000 and $500,000 under this $1,000,0000 commitment were made in February 2001, March 2001 and May 2001, respectively. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. As of the filing date of this report we have not repaid these loans and we are in technical default of the loan agreement. In connection with the January 2001 loan commitment, each lender was issued a warrant in proportion to the amount of the loan made by that lender. The warrants allow the lenders to purchase an aggregate of 150,000 shares of our common stock. The warrants may be exercised until January 31, 2004, at a price equal to $1.125 per share of our common stock. We used $45,000 of the proceeds of the above loans by our directors as payment against the outstanding balance of principal and accrued interest on the $250,000 note payable to Humagen Fertility Diagnostic, Inc., whose president, chief executive officer and majority shareholder is Dr. Debra Bryant, a former director of the Company. The remaining proceeds were used to pay trade payables and for working capital and other general corporate purposes.

         o In August 2001, we signed a convertible note in the face amount of $500,000 payable to Mr. Oton Tisch, one of our directors. Mr. Tisch, funded $190,000 after the signing of the convertible note in August 2001. Additional funds of $150,000 and $40,000 were provided by Mr. Tisch in December 2001 and January 2002, respectively. Principal and accrued interest evidenced by the note are convertible into shares of our common stock at any time. The conversion price of the convertible note is $0.5994 per share of our common stock or 90% of the average closing price per share of our common stock for 15 trading days ending on the trading day immediately prior to the date of conversion, whichever is less. However, the conversion price cannot be less than $0.30 per share. The convertible note bears interest at 12% per annum and is presently secured by our equipment. Unless sooner converted, the convertible note is due on August 2, 2002. A non-cash beneficial conversion charge will be expensed as interest as a result of this transaction if at the time of conversion the fair market value of the Company's common stock is lower than it was when the convertible note was originally funded. The amount of this charge cannot be determined at this time due to the variable nature of the conversion price. In connection with the issuance of the convertible note, Mr. Tisch was issued a warrant to purchase up to 37,500 shares of our common stock, of which 28,500 shares have become exercisable. The remaining shares covered by the warrant will become exercisable in proportion to the amount funded by Mr. Tisch under the convertible note. The warrant is exercisable until August 2, 2004, for common stock at a price of $0.67 per share. The proceeds from the loan made to date under the convertible note were used to pay trade payables and for working capital and other general corporate purposes.

         o On January 25, 2002, we issued 424,208 shares of our common stock in a private placement with William Hayman, a private investor, which resulted in gross proceeds to us of $300,000. Additionally Mr. Hayman was issued warrants to purchase 84,842 shares of our common stock at a price of $0.90 per share. The warrants expire on January 25, 2007. A success fee of 8,333 shares of our common stock was paid after the close of the transaction.

         o On March 29, 2002 the Company signed a promissory note in the face amount of $2,000,000 payable to one of our directors, Mr. Oton Tisch. This new promissory note allows Mr. Tisch to make one or more advances to us at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $2,000,000. This note bears interest at 8% per annum and is presently secured by all our assets. Mr. Tisch has informed us that he intends to fund a principal sum of $110,000 under this note during the week of April 1, 2002. All principal and interest outstanding under the note is due on April 1, 2004.

Cash used in operations for the years ended December 31, 2001 and 2000 was $2,389,669 and $2,959,301, respectively. The primary reason for the decrease in cash used in operations during the year ended December 31, 2001, as compared to the prior year, was that we had fewer cash resources and limited our spending during 2001.

Cash provided by financing activities for the years ended December 31, 2001 and 2000 was $1,358,989 and $3,864,805, respectively. The decrease in net cash provided by financing activities resulted primarily from fewer available sources of capital during 2001 when compared to the prior year.

Our liquidity and capital resources decreased in 2001 due primarily to our ongoing operating losses. Our current ratio at December 31, 2001 was 0.5 compared to 1.9 at December 31, 2000.

Total assets decreased to $1,659,738 at December 31, 2001 from $3,135,816 at December 31, 2000, a decrease of $1,476,078, or 47%. This decrease in total assets is primarily attributed to the following:

         o Our current assets decreased $1,326,474, or 52%, as of December 31, 2001 compared to our current assets as of December 31, 2000. This decrease was the result of the use of cash resources to fund our ongoing operating losses.

         o Accounts receivable decreased $91,371 from $378,853 at December 31, 2000 to $287,482 at December 31, 2001. This decrease occurred because we made an effort during the fourth quarter of 2001 to collect as much cash as possible.

         o Inventory decreased by $167,665, or 16%, to $911,421 at December 31, 2001 from $1,079,086 at December 31, 2000 due to the write-off of approximately $173,000 book value of inventory associated with a discontinued product, increased sales in 2001 and a lack of financial resources to purchase additional components.

At December 31, 2001, our total current liabilities increased $1,580,582 from $908,833 at December 31, 2000 to $2,489,415 at December 31, 2001. This increase was primarily due to the additional loans provided to us under our January 2001 loan agreement and the August 2001 convertible note. The increase is also due, in part, to an increase in the payment cycle of accounts payable at December 31, 2001 when compared with the level at December 31, 2000.

Our working capital decreased to a deficit of $1,253,870 at December 31, 2001 from a surplus of $1,653,186 at December 31, 2000. The decrease was primarily due to the use of cash resources to fund our ongoing operating losses.

In December 1999, we borrowed $250,000 from Humagen Fertility Diagnostic, Inc., whose president, chief executive officer and majority shareholder is Dr. Debra Bryant, a former director of the Company. The note did not bear interest until June 2000, at which time the unpaid balance of the note began to accrue interest at six percent per annum. In February 2001, we used $45,000 of the proceeds of the above loans by our directors as payment against the outstanding principal balance of $250,000, plus accrued interest. We paid monthly installments of $10,000 each as payments toward principal and accrued interest from February through April 2001. The remaining principal balance of the note of $190,905 is now payable in equal monthly installments of $50,000 each commencing January 31, 2002, until paid in full.

To date, we have funded our operations primarily from the sale of equity securities and short term borrowings as we have not generated sufficient cash from our operations. Until we generate sufficient cash flow from our operating activities we need to obtain financing to fund anticipated capital requirements, repay existing indebtedness and to achieve and maintain profitability. Our capital requirements depend upon several factors, including the rate of market acceptance of our products, particularly the Lasette, our level of expenditures for marketing and sales, costs associated with our staffing and other factors. We will need additional cash to fund the costs associated with manufacturing, marketing and selling our products. Additional financing is also presently needed to repay our indebtedness, including payment of our notes in the aggregate principal amount of $1,000,000 that are currently due to members of our board of directors and affiliates of members or former members of our board of directors and our $190,905 note owing to Humagen Fertility Diagnostics, Inc. described above. Unless converted we will also need financing to repay the outstanding debt under our August 2001 promissory note to Mr. Tisch, which will become due in August 2002. We may also need cash to file, prosecute, defend and enforce patent claims and other intellectual property rights, purchase capital equipment, develop new products and maintain or obtain necessary regulatory approvals. If our capital requirements vary materially from those currently planned, we may require more financing than currently anticipated. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business plan. External financing may not be available to us on favorable terms or at all. In addition, we have received a report from our independent auditors covering our fiscal years ended December 31, 2001 and 2000 financial statements. The report contains an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. If we cannot obtain additional financing as needed, we may not be able to repay existing indebtedness, continue our operations, grow our market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This would have a material adverse effect on our business, financial condition, results of operation and our ability to continue as a going concern.

To date, we have generated only limited revenues from the sale of our products and have been unable to profitably market our products. We incurred net losses applicable to common shareholders of $2,723,844 and $5,036,182 in 2001 and 2000, respectively, with revenues from the sale of our products of $1,461,447 and $992,710 in 2001 and 2000, respectively. During 2000, we experienced negative gross margins due, in part, to our lack of efficiencies. In 2001 we were able to generate a positive gross margin; however, the margin is lower than expected due, in part, to our continued lack of efficiencies and the write-off of the value of inventory of the Professional Lasette, a discontinued product. We expect to experience operating losses and negative cash flow for the foreseeable future. We do not have sufficient cash to sustain continuing operating losses after the date noted above without additional financing. Even if we are able to obtain additional financing to allow us to continue operations, we will still need to generate significant revenues and improve our gross margins to fund anticipated manufacturing and marketing costs and to achieve and maintain profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability, which will have a negative impact on the price of our common stock and the Redeemable Warrants. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

CRITICAL ACCOUNTING POLICIES

High-quality financial statements require rigorous application of high-quality accounting policies. The policies discussed below are considered by management to be critical to an understanding of the Company's financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

REVENUE RECOGNITION - Sales to qualified distributors are recognized when the products are shipped from the plant and ownership is transferred to the customer. In certain instances where the Company is required to install its products at a customer location, the revenue is deferred until the installation is complete. The Company provides an allowance for returns based on historical experience.

LOSS CONTINGENCIES - Loss contingencies are recorded as liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators.

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

Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results will differ and could differ materially from these forward-looking statements. The factors that could cause actual results to differ materially from those in the forward-looking statements include the following: (1) industry conditions and competition, (2) reforms in the health care industry or limitations imposed on third party reimbursement of health care costs, (3) the rate of market acceptance of our products, particularly the Lasette, (4) operational risks and insurance, (5) risks associated with operating in foreign jurisdictions, (6) product liabilities which may arise in the future which are not covered by insurance or indemnity, (7) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the medical device industry and our operations in particular, (8) the ability to retain key personnel, (9) renegotiation, nullification or breach of contracts with distributors, suppliers or other parties and (10) the relationship with our suppliers, particularly our supplier of crystals used in our Ebrium:YAG lasers. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this report will in fact occur.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included:

         1.       Independent Auditors' Report;

         2.       Consolidated Balance Sheets - December 31, 2001 and December
                  31, 2000;

         3. Consolidated Statements of Operations - for the years ended December 31, 2001 and 2000;

         4. Consolidated Statements of Stockholders' Equity (Deficit) - for the years ended December 31, 2001 and 2000;

         5. Consolidated Statements of Cash Flows - for the years ended December 31, 2001 and 2000; and

         6.       Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
Cell Robotics International, Inc.


We have audited the accompanying consolidated balance sheets of Cell Robotics International, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Robotics International, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KPMG LLP
Albuquerque, New Mexico
February 22, 2002


                           CELL ROBOTICS INTERNATIONAL, INC.
                                     AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2001 AND 2000

                                                             2001            2000
                                                         -------------   -------------
ASSETS
------
Current assets:
     Cash and cash equivalents                           $      5,633    $  1,043,230
     Accounts receivable, net of allowance for
         doubtful accounts of $4,991 in 2001 and
         $1,841 in 2000                                       287,482         378,853
     Inventory                                                911,421       1,079,086
     Other current assets                                      49,009          60,850
                                                         -------------   -------------
         Total current assets                               1,253,545       2,562,019
     Property and equipment, net                              386,914         549,688
     Other assets, net                                         19,279          24,109
                                                         -------------   -------------
              Total assets                               $  1,659,738    $  3,135,816
                                                         =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
     Accounts payable                                    $    579,021    $    350,399
     Note payable - related parties                         1,608,989         250,000
     Payroll related liabilities                              145,952         152,860
     Royalties payable                                        110,846          79,046
     Accrued litigation costs                                      --         400,000
     Other current liabilities                                 44,607         118,010
                                                         -------------   -------------
              Total current liabilities                     2,489,415       1,350,315

Stockholders' equity (deficit):
     Preferred stock, $.04 par value. Authorized
         2,500,000 shares, zero shares
         issued and outstanding at December 31, 2001
         and 2000                                                  --              --
     Common stock, $.004 par value. Authorized
         50,000,000 shares, 9,956,137 and 9,965,644
         shares issued and outstanding at December 31,
         2001 and 2000, respectively                           39,825          39,863
     Additional paid-in capital                            25,223,575      25,114,871
     Accumulated deficit                                  (26,093,077)    (23,369,233)
                                                         -------------   -------------
              Total stockholders' equity (deficit)           (829,677)      1,785,501
                                                         -------------   -------------

Commitments and contingencies

                                                         $  1,659,738    $  3,135,816
                                                         =============   =============




              See accompanying notes to consolidated financial statements.


                            CELL ROBOTICS INTERNATIONAL, INC.
                                     AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                              2001             2000
                                                          ------------     ------------
Product sales                                             $ 1,461,447      $   992,710
Research and development grants                               137,597           14,353
                                                          ------------     ------------

         Total revenues                                     1,599,044        1,007,063
                                                          ------------     ------------

Product cost of goods sold                                 (1,360,646)      (1,516,846)
SBIR direct expenses                                         (137,597)         (14,353)
                                                          ------------     ------------

         Total cost of goods sold                          (1,498,243)      (1,531,199)
                                                          ------------     ------------

         Gross profit (loss)                                  100,801         (524,136)
                                                          ------------     ------------

Operating expenses:
     General and administrative                               936,000        1,297,779
     Marketing & sales                                      1,211,726        1,289,728
     Research and development                                 610,354          816,659
                                                          ------------     ------------

         Total operating expenses                           2,758,080        3,404,166
                                                          ------------     ------------

         Loss from operations                              (2,657,279)      (3,928,302)
                                                          ------------     ------------

Other income (expense):
     Interest income                                           11,979           76,088
     Interest expense                                        (125,489)      (1,258,453)
     Other, net                                                46,945           74,485
                                                          ------------     ------------

         Total other expense                                  (66,565)      (1,107,880)
                                                          ------------     ------------

Net loss applicable to common shareholders                $(2,723,844)     $(5,036,182)
                                                          ============     ============

Weighted average common shares
     outstanding, basic and diluted                         9,984,989        9,286,128
                                                          ============     ============

Net loss per common share, basic and diluted              $     (0.27)     $     (0.54)
                                                          ============     ============


              See accompanying notes to consolidated financial statements.



                                               CELL ROBOTICS INTERNATIONAL, INC.
                                                         AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                   Preferred Stock              Common Stock
                                            ---------------------------  ---------------------------     Paid-in     Accumulated
                                               Shares        Amount         Shares         Amount        Capital        Deficit
                                            ------------  -------------  ------------   ------------   ------------  ------------
Balance at December 31, 1999                         --   $         --     8,244,121    $    32,976     19,154,908   (18,333,051)
Shares issued for services                           --             --       130,000            520        550,885            --
Exercise of stock options                            --             --       162,048            649        224,418            --
Exercise of stock warrants                           --             --       429,475          1,718        690,038            --
Issuance of shares at $4.00 in a private
    placement, less costs of offering                --             --       500,000          2,000      1,733,502            --
Options & warrants issued
    for services                                     --             --            --             --        350,640            --
Issuance of stock on conversion of notes,
    less costs of offering                           --             --       500,000          2,000      2,410,480            --
Net loss for 2000                                    --             --            --             --             --    (5,036,182)
                                            ------------  -------------  ------------   ------------   ------------  ------------
Balance at December 31, 2000                         --             --     9,965,644         39,863     25,114,871   (23,369,233)

Shares issued for services                           --             --        52,375            210         23,697            --
Stock cancellation                                   --             --       (61,882)          (248)           248            --
Options & warrants issued
    for services                                     --             --            --             --         84,759            --
Net loss for 2001                                    --             --            --             --             --    (2,723,844)
                                            ------------  -------------  ------------   ------------   ------------  ------------
Balance at December 31, 2001                         --   $         --     9,956,137    $    39,825     25,223,575   (26,093,077)
                                            ============  =============  ============   ============   ============  ============

                                  See accompanying notes to consolidated financial statements.



                          CELL ROBOTICS INTERNATIONAL, INC.
                                   AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                            2001           2000
                                                        ------------   ------------
Cash flows from operating activities:
    Net loss                                            $(2,723,844)    (5,036,182)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                     174,521        126,351
          Beneficial conversion charge                           --      1,200,000
          Loss on sale of property and equipment                 --         35,000
          Provision for bad debts                             3,150             --
          Options and warrants issued for service            84,759        350,640
          Common stock issued for services                   23,907        551,405
          Decrease (increase) in accounts receivable         88,221       (172,575)
          Decrease (increase) in inventory                  167,665       (181,115)
          Decrease (increase) in other current assets        11,841        (24,307)
          Increase (decrease) in accounts payable
              and payroll related liabilities               221,714       (297,761)
          (Decrease) increase in other current
              liabilities, accrued litigation costs
              and royalties payable                        (441,603)       489,243
                                                        ------------   ------------
    Net cash used in operating activities                (2,389,669)    (2,959,301)
                                                        ------------   ------------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                 --        232,500
    Purchase of property and equipment                       (6,917)      (453,153)
                                                        ------------   ------------
    Net cash used in investing activities                    (6,917)      (220,653)
                                                        ------------   ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                       --      1,735,502
    Proceeds from exercise of stock options                      --        225,067
    Proceeds from exercise of warrants                           --        691,756
    Proceeds from loan - related parties                  1,358,989             --
    Proceeds from issuance of secured convertible
       note, net of expenses                                     --      1,212,480
                                                        ------------   ------------

       Net cash provided by financing activities          1,358,989      3,864,805
                                                        ------------   ------------

Net (decrease) increase in cash and cash equivalents:    (1,037,597)       684,851
Cash and cash equivalents:
    Beginning of year                                     1,043,230        358,379
                                                        ------------   ------------
    End of year                                         $     5,633      1,043,230
                                                        ============   ============

Supplemental information:
    Conversion of secured convertible note              $        --      1,200,000
    Interest paid                                       $     4,546             --
                                                        ============   ============

            See accompanying notes to consolidated financial statements.


                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


(1)      BUSINESS AND ACTIVITIES

         The Company has developed and is manufacturing and marketing a sophisticated laser-based medical device with applications in the blood sample and glucose collection and in vitro fertilization markets. During fiscal 2000 the Company sold the technology related to its in vitro fertilization products to Hamilton Thorne Research. The Company also develops, produces and markets a scientific research instrument line that increases the usefulness and importance of the conventional laboratory microscope. The Company markets its scientific instruments in both domestic and international markets.

         The Company's customers consist primarily of research institutes, universities, distributors and mail-order business that serve patients with diabetes as well as the physician community, and medical clinics.

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

         (d)      Inventory

                  Inventory is recorded at the lower of cost, determined by the first-in, first-out method, or market.

                  Inventory at December 31 consists of the following:

                                                     2001              2000
                                                  -----------       -----------
                  Finished goods                  $   98,611        $   56,273
                  Parts and components               729,378         1,022,813
                  Sub-assemblies                      83,432                --
                                                  -----------       -----------
                                                  $  911,421        $1,079,086
                                                  ===========       ===========

         (e)      Property and Equipment

                  Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized over the life of the lease. Routine maintenance and repairs are charged to expense as incurred.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          (f)     Earnings Per Share

                  Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year, is the same as basic loss per share for 2001 and 2000, as all potentially dilutive securities were anti-dilutive.

                  Options to purchase 2,923,626 and 1,594,575 shares of common stock were outstanding at December 31, 2001 and 2000, respectively. Additionally, warrants to purchase 1,691,326 and 1,503,826 shares of common stock were outstanding at December 31, 2001 and 2000, respectively. These were not included in the computation of diluted earnings per share as the exercise of these options and warrants would have been anti-dilutive because of the net losses incurred in 2001 and 2000.

         (g)      Fair Value of Financial Instruments

                  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, payroll related liabilities, royalties payable and accrued liabilities in the consolidated financial statements approximate fair value because of the short-term maturity of these instruments. The fair value of the notes payable at December 31, 2001 cannot be determined without excessive costs due to its related party nature.

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

         (i)      Revenue

                  The Company recognizes revenue on sales of its products when the products are shipped from the plant and ownership is transferred to the customer. In certain cases where the Company is required to install its products at a customers site, the recognition of revenue is deferred until the installation is completed. Appropriate allowances are made for returns. The Company has applied the guidance provided in Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

         (j)      Advertising

                  Advertising costs, all of which are nondirect response advertising, are expensed as incurred. Advertising expense was approximately $100,000 and $320,000 in 2001 and 2000, respectively.

         (k)      Research and Development

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

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          (m)     Stock Option Plan

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

                  The Company also issues stock, stock options or stock warrants to non-employees for services. The fair value of these instruments, as determined by the market price on the date of issuance, or of the options or warrants, as determined by the Black-Scholes option pricing model, is charged to expense when incurred. Stock issuances are discussed in Note 9 and issuances of options or warrants are included in the disclosures in Note 5.

(3)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31:

                                                        2001            2000
                                                    ------------    ------------
                  Furniture and fixtures            $    14,791     $    14,791
                  Computers                             393,458         391,487
                  Equipment                             975,527         970,581
                  Leasehold improvements                 48,961          48,961
                                                    ------------    ------------
                                                      1,432,737       1,425,820
                  Accumulated depreciation           (1,045,823)       (876,132)
                                                    ------------    ------------
                  Net property and equipment        $   386,914     $   549,688
                                                    ============    ============

(4)      OTHER ASSETS

         Other assets consist of the following at December 31:

                                                        2001            2000
                                                    ------------    ------------

                  Patents                                48,246          48,246
                  Non-compete agreements                  8,116           8,116
                                                    ------------    ------------
                                                         56,362          56,362
                  Accumulated amortization              (37,083)        (32,253)
                                                    ------------    ------------
                  Net other assets                  $    19,279     $    24,109
                                                    ============    ============

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


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

                  Following is a summary of activity in the Company's options for employees, directors, outside consultants, and technical advisors:

                                                            YEAR ENDED DECEMBER 31,
                                                          2001                     2000
                                                ----------------------     ----------------------
                                                WEIGHTED-                  WEIGHTED-
                                                 AVERAGE                    AVERAGE
                                                EXERCISE                   EXERCISE
                                                 PRICE        NUMBER        PRICE        NUMBER
                                                ---------  -----------     ---------  -----------
         Outstanding at beginning of year       $    2.14   1,594,575      $    1.73   1,618,123
         Granted                                $    0.58   1,538,225      $    2.56     605,833
         Exercised                              $       -           -      $    1.39    (162,048)
         Forfeited                              $    1.42    (209,174)     $    1.87    (467,333)
         Outstanding at end of year             $    1.37   2,923,626      $    2.14   1,594,575
         Exercisable at end of year             $    1.30   2,284,874      $    2.06   1,110,993

The following summarizes certain information regarding outstanding stock options at December 31, 2001:

                                      TOTAL                             EXERCISABLE
                      --------------------------------------    --------------------------
                                                  WEIGHTED-
                                      WEIGHTED-    AVERAGE       WEIGHTED-
                                       AVERAGE     REMAINING      AVERAGE
      EXERCISE                        EXERCISE    CONTRACTUAL    EXERCISE
     PRICE RANGE          NUMBER        PRICE     LIFE (YEARS)     PRICE         NUMBER
   ----------------   -------------   ---------   ------------   ----------   -------------
   $  0.37 to 0.48          824,051   $   0.38          4.75     $    0.37          774,051
      0.58 to 0.84          665,000       0.72          4.36          0.78          475,000
      1.38 to 2.06          946,075       1.90          1.53          1.83          639,407
      2.69 to 3.97          458,500       2.81          3.36          2.79          379,749
      4.38 to 4.47           30,000       4.44          3.47          4.41           16,667
                      -------------   --------    ------------   ----------   --------------
   Total                  2,923,626   $   1.37          3.39     $    1.30        2,284,874
                      =============   ========    ============   ==========   ==============


                  During 2001 and 2000, the Company granted 1,238,225 and 403,000, respectively, options outside of the Plan, for the purchase of the Company's common stock to employees, directors, consultants and a provider of public relations services for the Company. Such options are included in the above table.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


(5)      STOCK OPTIONS AND WARRANTS, CONTINUED

                  At December 31, 2001 and 2000, there were 677,765 and 716,710, respectively, additional shares available for grant under the Plan. The weighted-average fair value of stock options granted in 2001 and 2000 was $0.31 and $1.68, respectively, calculated on the date of grant using the Black Scholes option-pricing model using the following assumptions for 2001 and 2000, respectively. Expected dividend yield of 0% and 0%, risk-free interest rate of 2.5% and 5%, expected life of option of 4 years and 4 years, and expected volatility of 97% and 92%.

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

                                                                         2001                2000
                                                                     -------------      --------------
                  Reported net loss applicable to common
                    shareholders                                     $ (2,723,844)      $  (5,036,182)
                  Pro forma net loss applicable to common
                    shareholders                                       (3,189,844)         (5,889,284)
                  Pro forma net loss per share applicable to
                    common shareholders - basic and diluted          $       (.32)      $        (.63)
                                                                     =============      ==============


         (b)      Warrants

                  The Company has a Representative's Warrant outstanding that was granted to an underwriter. The Representative's Warrant is exercisable through February 2, 2002 to purchase 160,000 shares of common stock at a price of $2.475 per share. The Representative's Warrant also includes 80,000 Common Stock Purchase Warrants exercisable through February 2, 2003 to purchase 80,000 shares of common stock for a price of $2.40 per share. The Representative's Warrant expired unexercised subsequent to year end.

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

                  In 2000 the Company issued 70,000 common stock purchase warrants to an investment research firm and a public relations firm. The warrants are exercisable through February 3, 2003 to purchase one share of common stock for a price of $2.40 per share.

                  In January 2001 the Company issued 150,000 common stock purchase warrants to five of its directors. The warrants were issued in connection with the $1 million board loan between the directors and the Company, see note 10. The warrants are exercisable through January 31, 2004 to purchase one share of common stock for a price of $1.125 per share.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


(5)      STOCK OPTIONS AND WARRANTS, CONTINUED

                  In August 2001 the Company issued 37,500 common stock purchase warrants to a director. The warrants were issued in connection with the $500,000 convertible loan between the director and the Company. The warrants are exercisable through August 2, 2004 to purchase one share of common stock for a price of $0.67 per share.

         (c)      Employee Stock Purchase Plan

                  The board of directors and stockholders have approved an Employee Stock Purchase Plan (ESPP). As of December 31, 2001 and 2000, no shares of common stock have been issued under the ESPP and there have been no subscriptions of employees to participate in the ESPP.

(6)      ROYALTY AGREEMENTS

         The Company is party to several royalty agreements under which it must make payments to the original holders of patents on components used in its products. Such royalties, equal to 1 to 2 percent of the net sales of the products containing patented components, are generally due upon sale of the products.

         One royalty agreement pertains to the Company's worldwide, non-exclusive license agreement which continues until January 2007. Under the terms of the royalty agreement, the Company must pay an annual royalty of 7 percent based on revenue generated from sales of the Company's products that use the patent, with a minimum annual payment of $35,000. Beginning with the year 1999, the minimum annual royalty payment of $35,000 is payable as follows: $17,500 sixty days after the end of each semiannual period ending June 30th and December 31st.

(7)      INCOME TAXES

         No provision for federal or state income tax expense has been recorded due to the Company's losses. Total income tax benefit differs from the amounts computed by applying the statutory tax rate to loss before income taxes. The reason for this difference is as follows:

         Expected tax benefit at the
                  U.S. statutory rate of 34%                       ($926,107)    (1,712,302)
         Valuation allowance                                         926,107      1,712,302
                                                                 ------------   ------------
         Actual tax expense (benefit)                                      0              0
                                                                 ============   ============

         The Company has net operating loss carryforwards and temporary differences that give rise to the following deferred tax assets and liabilities:

                                                                         DECEMBER 31,
                                                                     2001           2000
                                                                 ------------   ------------
                  Deferred tax assets:
                      Net operating loss carryforwards           $ 8,253,000      7,155,000
                      Inventory capitalization                       184,000         71,000
                      Vacation and sick leave payable                 43,000         30,000
                      Allowance for doubtful accounts                 15,000             --
                      Capital loss carryforward                       15,000             --
                      Depreciation                                        --          7,000
                                                                 ------------   ------------
                                                                   8,510,000      7,263,000
                  Less valuation allowance                        (8,418,000)    (7,234,000)
                                                                 ------------   ------------
                           Net deferred tax asset                     92,000         29,000
                                                                 ------------   ------------
                  Deferred tax liabilities:
                      Amortization                                    39,000         29,000
                      Federal impact of state NOL carryforward         6,000             --
                      Depreciation                                    47,000             --
                                                                 ------------   ------------
                           Net deferred income taxes             $        --             --
                                                                 ============   ============


                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


(7)      INCOME TAXES, CONTINUED

         The net deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $22,000,000 expires beginning in 2006 through 2021. Ownership changes resulting from the Company's reorganization in 1995 will limit the use of this net operating loss under applicable Internal Revenue Service regulations.


(8)      COMMITMENTS

         The Company is obligated under a non-cancellable operating lease for building facilities which is subject to 3 percent annual increases and expires on November 30, 2002. Rent expense for 2001 and 2000 was $120,676 and $116,111, respectively. The minimum annual lease commitments for all building facilities at December 31, 2001 is $98,977 for 2002.


(9)      EQUITY TRANSACTIONS

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

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


(9)      EQUITY TRANSACTIONS, CONTINUED

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

         In February, May and July 2000, and in January 2001, the Company issued a total of 145,000 shares of its Common Stock to Pollet & Richardson as payment for legal services. The Company recorded charges of $560,312, the fair value of the stock issued. The fair value was calculated on the measurement dates using the market price of the Company's common stock on those dates.

         In October 2001 the Company issued a total of 37,375 shares of its Common Stock as payment for services. The Company recorded charges of $15,000, the fair value of the stock issued. The fair value was calculated on the measurement dates using the market price of the Company's common stock on those dates.


(10)     NOTES PAYABLE

         In December 1999, the Company issued a note payable for $250,000 to Humagen Fertility Diagnostics, Inc. whose president, chief executive officer and majority shareholder is Dr. Debra Bryant, a former member of the Company's board of directors. The note bears interest at six percent. In January 2001, the Company used $45,000 of the proceeds of the loans by the Company's directors and their affiliates described below as payment against the outstanding balance of $250,000 plus accrued interest. The Company also paid monthly installments of $10,000 each from February through April 2001. The remaining balance of the note is now payable upon demand. During the year ended December 31, 2001 the Company expensed approximately $12,000 of interest on this note.

         In February 2000, the Company executed a secured convertible promissory note from a member of the Company's Board of Directors, which was amended in March 2000. The director advanced $250,000 on March 3, 2000; $250,000 on March 9, 2000; $200,000 on March 28, 2000; and the
         remaining $500,000 on April 26, 2000 under the note. The principal amount of $1,200,000 was paid in full by conversion into 500,000 shares of Common Stock on August 30, 2000. An SB-2 registration statement registering the shares issuable upon conversion of the promissory note was declared effective by the SEC on July 20, 2000. In connection with the beneficial conversion of this note, the Company recorded a non-cash charge of $1,200,000 in the quarter ended September 30, 2000.

         On January 31, 2001, certain members of the Company's board of directors and affiliates of members or former members of its board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000. Loans in the amount of $100,000, $400,000 and $500,000 under this $1,000,0000 commitment were made in February 2001, March 2001 and May 2001, respectively. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. As of the filing date of this report these loans are due and payable in full. Additionally, the lenders were issued warrants to purchase an aggregate of 150,000 shares of Common Stock. The warrants are exercisable until January 31, 2004, for Common Stock at a price of $1.125 per share, the market price for the Common Stock when the loan agreement was signed. The warrants are immediately exercisable. The Company has allocated $32,540 in proceeds from the loan to the warrants based on the fair value of the warrants. This amount has been recorded as a discount on the loans and is being amortized over the life of the loans. During the year ended December 31, 2001 the Company expensed approximately $83,000 of interest on this loan agreement.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


(10)     NOTES PAYABLE, CONTINUED

         In August 2001, the Company signed a convertible note in the face amount of $500,000 payable to Mr. Oton Tisch, one of our directors. Mr. Tisch, funded $190,000 after the signing of the convertible note in August 2001. Additional funds of $150,000 and $40,000 were provided by Mr. Tisch in December 2001 and January 2002, respectively. Principal and accrued interest evidenced by the note are convertible into shares of the Company's common stock at any time. The conversion price of the convertible note is $0.5994 per share of our common stock or 90% of the average closing price per share of our common stock for 15 trading days ending on the trading day immediately prior to the date of conversion, whichever is less. However, the conversion price cannot be less than $0.30 per share. The convertible note bears interest at 10% per annum and is presently secured by all our assets. Unless sooner converted, the convertible note is due on August 2, 2002. We anticipate that a non-cash beneficial conversion charge will be expensed as interest as a result of this transaction. The amount of this charge cannot be determined at this time due to the variable nature of the conversion price. In connection with the issuance of the convertible note, Mr. Tisch was issued a warrant to purchase up to 37,500 shares of our common stock, of which 28,500 shares have become exercisable, after including the January 2002 funding. The remaining shares covered by the warrant will become exercisable in proportion to the amount funded by Mr. Tisch under the convertible note. The warrant is exercisable until August 2, 2004, for common stock at a price of $0.67 per share.


(11)     CAPITAL RESOURCES

         Since inception, the Company has incurred operating losses and other equity charges which have resulted in an accumulated deficit of $26,093,077 at December 31, 2001 and operations using net cash of $2,389,669 in 2001.

         The Company's ability to improve cash flow and ultimately achieve profitability will depend on its ability to significantly increase sales. Accordingly, the Company is manufacturing and marketing a sophisticated laser-based medical device which leverages the Company's existing base of patented technology. The Company believes the markets for this new product are broader than that of the scientific research instruments market and, as such, offer a greater opportunity to significantly increased sales. In addition, the Company is pursuing development and marketing partners for some of its new medical products. These partnerships will enhance the Company's ability to rapidly ramp-up its marketing and distribution strategy, and possibly offset the products' development costs.

         Although the Company has begun manufacturing and marketing its sophisticated laser-based medical device and continues to market its scientific research instrument line, it does not anticipate achieving profitable operations until possibly the end of 2002. As a result, the Company expects its accumulated deficit to increase in the near future.

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. There is substantial doubt that the Company will be able to continue as a going concern. The ultimate continuation of the Company is dependent on attaining additional financing and profitable operations.

(12)     SUBSEQUENT EVENTS

         On January 25, 2002, the Company issued 424,208 shares of its common stock in a private placement with William Hayman, a private investor, which resulted in gross proceeds to the Company of $300,000. Additionally Mr. Hayman was issued warrants to purchase 84,842 shares of our common stock at a price of $0.90 per share. The warrants expire on January 25, 2007. A success fee of 8,333 shares of our common stock was paid after the close of the transaction.

         In January 2002 the Company signed an exclusive licensing arrangement with Becton Dickinson regarding the Tankovich Patent. The license requires the Company to pay Becton Dickinson a royalty on all sales of the Lasette and its related disposables.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


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

                                                                    DECEMBER 31, 2001
                                                                    -----------------

                                            SCIENTIFIC        LASER-BASED
                                             RESEARCH           MEDICAL
                                            INSTRUMENTS         DEVICES          CORPORATE           TOTAL
                                          ---------------   ---------------   ---------------   ---------------
     Revenues from customers              $      986,998           474,449                --         1,461,447
     Research and development
              grants                             137,597                --                --           137,597
     Loss from operations                         (1,767)       (1,723,152)         (932,360)       (2,657,279)
     Segment assets                              167,647           496,274           995,817         1,659,738

                                                                    DECEMBER 31, 2000
                                                                    -----------------

                                            SCIENTIFIC        LASER-BASED
                                             RESEARCH           MEDICAL
                                            INSTRUMENTS         DEVICES          CORPORATE           TOTAL
                                          ---------------   ---------------   ---------------   ---------------

     Revenues from customers              $      605,877           386,833                 -           992,710
     Research and development
              grants                              14,353                 -                 -            14,353
     Profit (loss) from operations                 2,506        (2,646,140)       (1,284,668)       (3,928,302)
     Segment assets                              285,049         1,366,985         1,483,782         3,135,816


         Segment assets for scientific research instruments and laser-based medical devices represent accounts receivable, inventory and specifically identifiable manufacturing equipment. The remaining assets are not allocated between the segments, as there is no practical method to allocate those assets between the segments.

         The Company has no foreign operations. However, total export sales for the years ended December 31, 2001 and 2000 were approximately $691,000 and $406,000, respectively. The sales were primarily to companies in Asia, Europe and Australia. Export sales are attributed to the country where the product is shipped. The Company had sales to two customers, the first of which is located in Japan, in fiscal 2001 that accounted for 33% and 18%, respectively, of its consolidated product sales. In fiscal 2000 the Company recorded sales to one customer located in Japan that accounted for 16% of consolidated product sales.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS , EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT, ITEM 10. EXECUTIVE COMPENSATION, ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction E(3), the additional information required by these items is hereby incorporated by reference to our definitive proxy statement, which involves the election of directors and will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2001.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a) EXHIBITS.

 EXHIBIT
   NO.                   TITLE
---------                -----

3.2(1)        Amended and Restated Bylaws
3.3(1)        Amended and Restated Articles of Incorporation
4.1(1)        Specimen Certificate of Common Stock
4.2(3)        Warrant Agreement between the company and Corporate Stock
              Transfer, Inc.
4.3(2)        Option Agreement between the company and Ronald K. Lohrding, Ph.D.
4.4(3)        Specimen Common Stock Purchase Warrant Certificate
10.1(4)       Agreement and Plan of Reorganization among the company,
              Intelligent Financial Corporation, MiCel, Inc., Bridgeworks
              Investors I, L.L.C. and Ronald K. Lohrding
10.2(5)       Employment Agreement between the company and Ronald K. Lohrding
10.3(4)       Irrevocable Appointment of Voting Rights by Ronald K. Lohrding,
              Ph.D. to MiCel, Inc.
10.4(4)       Stock Pooling and Voting Agreement
10.5(1)       Royalty Agreement dated September 11, 1995 between the company,
              Cell Robotics, Inc. and Mitsui Engineering & Shipbuilding Co.,
              Ltd.
10.6(1)       Agreement of Contribution and Mutual Comprehensive Release dated
              September 11, 1995 between the company, Cell Robotics, Inc. and
              Mitsui Engineering & Shipbuilding Co., Ltd.
10.7(6)       Purchase Agreement between the company and Tecnal Products, Inc.
10.8(1)       License Agreement between the company and NTEC
10.9(7)       Patent License Agreement between American Telephone and Telegraph
              Company and Cell Robotics, Inc.
10.10(7)      Amendment to Patent License Agreement between Lucent Technologies,
              Inc., successor to American Telephone and Telegraph Company, and
              Cell Robotics, Inc.
10.11(8)      Development and Distribution Agreement dated September 10, 1999 between Hamilton Thorne Research and the company
10.12(8)      Amendment to Development and Distribution Agreement dated May 18,
              2000 between Hamilton Thorne Research and the company
10.13(9)      Loan Agreement dated January 31, 2001, among the company, Oton
              Tisch, Ronald K. Lohrding, Ph.D., Raymond Radosevich, Ph.D.,
              HaeMedic LLC and Humagen Fertility Diagnostics, Inc.
10.14(9)      Form of Warrant dated January 31, 2001 issued to Oton Tisch,
              Ronald K. Lohrding, Ph.D., Raymond Radosevich, Ph.D., HaeMedic LLC
              and Humagen Fertility Diagnostics, Inc.
10.15(10)     Employment Agreement between the company and Paul Johnson
10.16(11)     Loan Agreement dated August 2, 2001 between the company and Oton
              Tisch
10.17(11)     Promissory Note dated August 2, 2001 executed by the company and payable to Oton Tisch
10.18(11)     Warrant dated August 2, 2001 issued to Oton Tisch
10.19(12)     Certificate for Common Stock Options dated August 17, 2001 between the company and Ronald K. Lohrding
10.20(12)     Certificate for Common Stock Options dated June 15, 2001 between the company and Paul Johnson
10.21(12)     Certificate for Common Stock Options dated October 31, 2001 between the company and Ronald K. Lohrding

 EXHIBIT
   NO.                   TITLE
---------                -----

10.22(12)     Certificate for Common Stock Options dated October 31, 2001 between the company and Paul Johnson
10.23(12)     Amended and Restated Promissory Note dated December 13, 2001 executed by the company and payable to the order of Humagen
              Fertility Diagnostics Inc.
10.24(12)     Modification Agreement dated December 13, 2001 between the company and Humagen Fertility Diagnostics Inc.
10.25(13)     License Agreement between the company and Becton Dickinson and
              Company (Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.)
21.1(1)       Subsidiaries
23.1(13)      Consent of KPMG LLP


-------------

(1) Incorporated by reference from the company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 which was declared effective by the SEC on February 14, 1996.

(2) Incorporated by reference from the company's Registration Statement on Form SB-2, as filed with the SEC on November 24, 1997, SEC File No. 333-40895.

(3) Incorporated by reference from the company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, as filed with the SEC on January 12, 1998, SEC File No. 333-40895.

(4) Incorporated by reference from the company's Current Report on Form 8-K dated February 23, 1995, as filed with the SEC on March 10, 1995.

(5) Incorporated by reference from the company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, as filed with the SEC on May 20, 1996.

(7) Incorporated by reference from the company's Pre-Effective Amendment No. 2 to Registration Statement on Form S-3, as filed with the SEC on November 19, 1998, SEC File No. 333-55951.

(8) Incorporated by reference from the company's Registration Statement on Form SB-2, as filed with the SEC on July 6, 2000, SEC File No. 333-40920.

(9) Incorporated by reference from the company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, as filed with the SEC on May 15, 2001.

(10) Incorporated by reference from the company's Post-Effective Amendment to Registration Statement on Form SB-2, as filed with the SEC on December 29, 2000, SEC File No. 333-40920.

(11) Incorporated by reference from the company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, as filed with the SEC on August 14, 2001.

(12) Incorporated by reference from the company's Post-Effective Amendment to Registration Statement on Form SB-2, as filed with the SEC on December 14, 2001, SEC File No. 333-40920.

(13) Filed herewith.



(b) REPORTS ON FORM 8-K

         The Company did not file any report on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Registrant:                  CELL ROBOTICS INTERNATIONAL, INC.


         Dated:  March 29, 2002       By: /s/ Ronald K. Lohrding
                                      ------------------------------------------
                                      Ronald K. Lohrding, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Dated:  March 29, 2002       /s/ Ronald K. Lohrding
                                      ------------------------------------------
                                      Ronald K. Lohrding, Chairman of the Board,
                                      President, Chief Executive Officer and
                                      Principal Executive Officer


         Dated:  March 29, 2002       /s/ Paul C. Johnson
                                      ------------------------------------------
                                      Paul Johnson, Chief Financial Officer,
                                      Principal Accounting Officer, Treasurer,
                                      Director and Secretary


         Dated:  March 29, 2002       /s/ Oton Tisch
                                      ------------------------------------------
                                      Oton Tisch, Director



         Dated:  March 29, 2002       /s/ Steven Crees
                                      ------------------------------------------
                                      Steven Crees, Director



         Dated:  March 29, 2002       /s/ Dr. Gerald Bernstein
                                      ------------------------------------------
                                      Dr. Gerald Bernstein, Director