Form 10KSB/A
period 2001-12-31
CELL ROBOTICS INTERNATIONAL INC
filed 2002-04-30
CIK 845291

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________


                         Commission file number: 0-27840
                                             ---------------

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

DOCUMENTS INCORPORATED BY REFERENCE

         None.



       Cell Robotics International, Inc. is amending Part III of its Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 1, 2002 (the "Annual Report"), to include the information required by the items of Part III. Accordingly, Items 9, 10, 11 and 12 of Part III of the Annual Report are hereby amended in their entirety as follows:

                                    PART III

Item 9. Directors , Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The name, age and position of our directors, executive officers and key employees are as follows:

      NAME                   AGE              POSITION
      ----                   ---              --------
Dr. Ronald Lohrding          61     President, Chief Executive Officer and Chairman of the Board of Directors
Paul Johnson                 38     Chief Financial Officer, Chief Operating Officer, Secretary and Director
Richard Zigweid              53     Vice President of Manufacturing
Steve Aiken                  46     Vice President of Research and Development
Dr. Larry Keenan             54     Product Manager, Cell Robotics Workstation
Dr. Gerald Bernstein         68     Director
Oton Tisch                   71     Director
Steven Crees                 47     Director

DR. RONALD LOHRDING has served as our Chief Executive Officer, President and Chairman of the Board of Directors since February 23, 1995. He co-founded our wholly-owned subsidiary, Cell Robotics, Inc., in 1988, and has served as the Chairman, President and Chief Executive Officer of the subsidiary since its incorporation. Dr. Lohrding has over 25 years of management experience. Dr. Lohrding worked at Los Alamos National Laboratory as a manager and as a scientist from 1968 to 1988. While at Los Alamos National Laboratory, Dr. Lohrding served as Assistant Director for Industrial and International Initiatives, Deputy Associate Director for Environment and Biosystems and Program Director for Energy, Environment and Technology, among other senior management positions. Concurrently, he has been a general partner in seven real estate partnerships, two of which are currently active. He received his Ph.D. in mathematical statistics from Kansas State University in 1969.

PAUL JOHNSON was appointed as our Chief Financial Officer in July 2000, Secretary in November 2000, Chief Operating Officer in June 2001 and director in March 2002. From September 1994 to July 2000, he served as Assistant Controller and then the Controller for Helen of Troy Limited, a $300 million manufacturer and distributor of personal care products. From November 1987 to September 1994, he was employed by KPMG Peat Marwick LLP, now known as KPMG LLP. He has a degree in accounting and a masters degree in accountancy from Brigham Young University.

RICHARD ZIGWEID was appointed as our Vice President of Manufacturing in August 1996. Mr. Zigweid was Manufacturing Manager at Olympus America from May 1994 to August 1996. He served as engineering manager at Bausch & Lomb from 1991 to 1994 and as engineering manager and manufacturing engineer at Baxter Healthcare from 1983 to 1991. He received his B.S. degree in Mechanical Engineering from the University of Wyoming.

STEVE AIKEN was appointed as our Vice President of Research and Development in October 2000. Mr. Aiken joined the company as a laser engineer in July 2000. Mr. Aiken worked as an engineer from March 1995 to June 2000 for Decade Optical Systems and from May 1991 to February 1995 for the Core Group.

DR. LARRY KEENAN was appointed as our Sales Representative in January 1993 and has been Product Manager for the Cell Robotics Workstation since July 1997. Dr. Keenan was the Regional Sales Manager of BioRad for the confocal microscope product line of BioRad from 1991 through 1992. He received his Ph.D. in Biological Sciences at the University of California at Irvine and was an Associate Research Scientist in Neurobiology at Yale University.

DR. GERALD BERNSTEIN was appointed to the board in May 2001. He entered into medical practice in 1966 after completing a Research Fellowship. Dr. Bernstein presently holds several professional positions. He is an Associate Clinical Professor at the Albert Einstein College of Medicine in New York (1966-present), Attending Physician at Beth Israel Medical Center (1999-present), Associate Attending Physician, Montefiore Medical Center in New York (1966-present) and Attending Physician at Lenox Hill Hospital in New York (1974-present). In 1998 and 1999, Dr. Bernstein was also the President for the American Diabetes Association (National). He is still active with the American Diabetes Association and is on several of its committees. Dr. Bernstein is the author of many clinical and scientific papers and of the book, "If It Runs In Your Family:
Diabetes Mellitus, Reducing Your Risk." Dr. Bernstein graduated from Dartmouth College in 1955 and Tufts University School of Medicine in 1959.

OTON TISCH was appointed to our board of directors as an interim director in February 2000 and was elected as a director in May 2000. Mr. Tisch is an international businessman and is the President, Chief Executive Officer and sole owner of Obras Electromecanicas TKV, located in Caracas, Venezuela, and its subsidiary located in Zurich, Switzerland. These enterprises were incorporated in 1980 and today generate approximately $10 million of aggregate annual revenues. Mr. Tisch's businesses specialize in equipment procurement and building and financing high voltage turn-key substations up to 400 kV, including the electronic and/or digital automatic control.

STEVEN CREES previously served as an advisor to our board of directors and was elected as a director in May 2000. In March 2000, Mr. Crees started HaeMedic LLC, a medical distribution and manufacturing company. In March 2000, he resigned as Senior Vice President and General Manager of the Medical Diagnostic Products Division of Chronimed, Inc., where he had been employed since 1986. While at Chronimed, Mr. Crees was responsible for planning and implementing distribution strategies for proprietary and licensed medical products to the hospital, long term care, physician, alternative care and retail markets for this $32 million dollar business unit emphasizing the diabetic market. He also served as Vice President for Marketing and Sales and managed the diabetes centers. Prior to 1986, he was Territory Manager for the Medical Products Division of Baxter Healthcare Corporation. He has a B.S. in Economics and Business Administration from the University of Minnesota.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than 10% Shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company during the year ended December 31, 2002, other than as described above, no director, officer or beneficial holder of more than 10% of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the most recent fiscal year.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the summary information of compensation paid to our Chief Executive Officer, our only highly compensated executive officer in fiscal years 1999 through 2001.

                                                                                        ANNUAL COMPENSATION
                                                                                ------------------------------------
               NAME AND PRINCIPAL POSITION                        YEAR             SALARY           OTHER ANNUAL
                                                                                                    COMPENSATION
-----------------------------------------------------------    ------------     --------------    ------------------
Ronald K. Lohrding, Chief Executive Officer, President            2001             $104,814            $2,377
   and Chairman of the Board                                      2000             $119,799            $2,625
                                                                  1999             $123,115            $6,343


EMPLOYMENT AGREEMENTS

On July 1, 2000, we entered into a new employment agreement with Dr. Lohrding under which he will serve as our Chief Executive Officer, President and Chairman of the Board. The employment agreement expires on June 30, 2003. Dr. Lohrding agreed to serve as Chief Executive Officer and President on a full-time basis through June 30, 2002. During the third year of his contract, Dr. Lohrding has asked to be able to resign as Chief Executive Officer and President, but agreed that he will continue to serve as a consultant to the company through June 2003. As a consultant, Dr. Lohrding agreed that he will devote no less than one-half of his time to the company's business. Dr. Lohrding currently receives a base salary of $130,513 under the contract. However, because of limited cash resources, Dr. Lohrding elected not to receive any salary in November and December 2001. Dr. Lohrding will be paid one-half of his base salary during the third year of his contract. The contract granted Dr. Lohrding 100,000 stock options that vested immediately and expire on July 1, 2005. These options were granted outside of the company's Stock Incentive Plan. Dr. Lohrding is also entitled to bonuses based upon the achievement of specified target sales of the Lasette. Dr. Lohrding will receive a bonus equal to five percent of his base salary once we ship and sell 500 Lasettes for three consecutive months and then again once we ship and sell 1,000 Lasettes for three consecutive months. If a third party acquires at least 30% of our capital stock, then Dr. Lohrding will be entitled to the following:

o a lump sum payment, in cash, equal to his base salary under his employment agreement, which may not be less than $50,000;

o        a lump sum payment, in cash, equal to any accrued but unpaid bonus; and

o all options, warrants and other rights subject to vesting will accelerate and vest on his termination of employment.

On June 28, 2000, we entered into an employment agreement with Paul Johnson, our Chief Operating Officer, Chief Financial Officer and Secretary. Mr. Johnson also currently serves as Director. Under the employment agreement, if there is a change in control under Mr. Johnson's employment agreement that results in his termination or he resigns within 45 days of the change in control, then we must pay Mr. Johnson in 12 equal monthly installments commencing after the termination date an aggregate amount equal to Mr. Johnson's then prevailing annual total compensation, including base salary but excluding fringe benefits.

STOCK INCENTIVE PLAN

During fiscal 1992, we adopted a Stock Incentive Plan. Pursuant to the Stock Incentive Plan, stock options granted to eligible participants may be incentive stock options, or ISOs, under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options, or NSOs. Eligible participants under the Stock Incentive Plan include our directors, officers and other salaried key employees.

Under the Stock Incentive Plan, an option is not transferable, except by will or the laws of descent and distribution. The Board of Directors may administer the Stock Incentive Plan, or delegate administration of the plan to a committee comprised of disinterested directors. Currently, the Stock Incentive Plan is administered by our board of directors. The administrator decides when and to whom to make grants, the number of shares to be covered by the grants, the vesting schedule, the type of award and the terms and provisions relating to the exercise of the awards. An aggregate of 1,500,000 shares of our common stock is available for issuance under the Plan.

At December 31, 2001, we have granted options to purchase a total of 742,068 shares of our common stock under the Stock Incentive Plan consisting of ISOs and NSOs to purchase 576,098 shares and 165,970 shares, respectively. The ISOs are exercisable at prices ranging from $0.58 to $4.47 per share. The NSOs are exercisable at prices ranging from $0.47 to $4.38 per share. All options have been issued with exercise prices at or above market value on the date of grant.

At December 31, 2001, we have also granted options to purchase a total of 2,181,558 shares of our common stock outside of the Stock Incentive Plan. The options are exercisable at prices ranging from $0.37 to $3.25 per share. All options have been issued with exercise prices at or above market value on the date of grant.

OPTION GRANTS

The following table sets forth certain information concerning individual grants of stock options made during the last completed fiscal year to each of the named executive officers:

                                   NUMBER OF        % OF TOTAL OPTIONS
                                  SECURITIES            GRANTED TO
                                  UNDERLYING           EMPLOYEES IN           EXERCISE PRICE
           NAME                 OPTIONS GRANTED         FISCAL YEAR               ($/SH)            EXPIRATION DATE
----------------------------    ----------------    --------------------    -------------------    -------------------
Ronald K. Lohrding                  300,000                 20%                   $0.80                 08/17/06
Ronald K. Lohrding                  191,228                 12%                    0.37                 10/31/06

OPTION EXERCISES AND OPTION VALUES

The following tables sets forth certain information concerning the exercise of options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of such named executive officers' unexercised options on an aggregated basis:

                                                                                NUMBER OF
                                                                                SECURITIES              VALUE OF
                                                                                UNDERLYING            UNEXERCISED
                                                                                UNEXERCISED            IN-THE-MONEY
                                                                             OPTIONS AT FY-END      OPTIONS AT FY-END
                                                                                   (#)                   ($)(2)
                                                                            -------------------    -------------------
                                 ACQUIRED ON         VALUE REALIZED (1)        UNEXERCISABLE/         UNEXERCISABLE/
     NAME                        EXERCISE (#)               ($)                 EXERCISABLE            EXERCISEABLE
----------------------------    ----------------    --------------------    -------------------    -------------------
Ronald K. Lohrding                    -0-                   -0-               300,000/891,228            $0/$0
----------

(1) Value realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of Common Stock on the date the options are exercised.

(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options. The closing bid price of our common stock at fiscal year end 2001 was $0.25.

BOARD STRUCTURE

Our board of directors currently has five members. Each director is elected to serve for a term of one year until the next annual meeting of shareholders or until a successor is duly elected and qualified.

DIRECTOR COMPENSATION

The members of our board of directors that are not employees of the company are reimbursed for the expenses they incur in attending meetings of the board. No officer of the company receives any additional compensation for his services as a director, and we do not contribute to any retirement, pension or profit sharing plans covering our directors. We do, however, maintain a group health insurance plan and retirement plan for our employees, and those directors who are also our employees are eligible to participate in each plan. Our directors are also entitled to participate in the Stock Incentive Plan. Non-employee directors may also receive stock option grants outside of the Stock Incentive Plan. No member of any committee of our board of directors receives any additional compensation for his service as a member of that committee.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 10, 2002, for the following: (1) each person who is known by us to own beneficially five percent or more of our outstanding common stock, (2) each of our directors and officers who beneficially own such shares and (3) our officers and directors as a group.

                                                                        SHARES BENEFICIALLY OWNED
                        NAME OF BENEFICIAL OWNER                      NUMBER                PERCENT
------------------------------------------------------------    -------------------    ------------------
Chester Paulson(1)                                                   836,225(2)               6.7
Paulson Investment Company, Inc.(3)                                  805,175(4)               6.4
Dr. Ronald Lohrding(5)                                             1,194,978(6)               9.5
Oton Tisch(5)                                                      1,935,167(7)              14.8
Dr. Gerald Bernstein(5)                                               25,000(8)                 *
Steven Crees(5)                                                       26,500(9)                 *
Paul Johnson(5)                                                      159,267(8)               1.3
All officers and directors as a group (6 persons)                  3,340,912(10)             22.3

----------

* Represents ownership interests of less than one percent.

(1) The business address is c/o Paulson Investment Company, 811 S.W., Naito Parkway, Suite 200, Portland, Oregon 97204.

(2) Includes 31,050 shares of our common stock owned directly by Mr. Paulson. Also includes 805,175 shares of our common stock beneficially owned by Paulson Investment Company of which Mr. Paulson is an officer. Mr. Paulson is also the controlling shareholder of Paulson Capital Corp., the parent company of Paulson Investment Company. Mr. Paulson disclaims beneficial ownership of the shares beneficially owned by Paulson Investment Company, Inc.

(3) The business address of Paulson Investment Company, Inc. is 811 S.W., Naito Parkway, Suite 200, Portland, Oregon 97204.

(4) Includes 89,000 shares subject to warrants exercisable within 60 days of April 10, 2002.

(5) The business address is c/o Cell Robotics International, Inc., 2715 Broadbent Parkway N.E., Albuquerque, New Mexico 87107.

(6) Includes 891,228 shares subject to options exercisable within 60 days of April 10, 2002 and 3,750 shares underlying immediately exercisable warrants.

(7) We issued Mr. Tisch 500,000 shares of our common stock upon conversion of a secured convertible promissory note in the principal amount of $1,200,000. Also includes 163,500 shares issuable upon exercise of common stock purchase warrants issued to Mr. Tisch in connection with loans made by him to us under the January 2001 and August 2001 promissory notes. Further, includes stock options covering 5,000 shares issued to Mr. Tisch for serving as a director. Additionally, includes 1,266,667 shares issuable upon conversion of the outstanding balance of a convertible note issued to Mr. Tisch in August 2001 assuming a conversion price of $0.30 per share. If the convertible note had been converted on April 10, 2002, the conversion price would have been $ 0.5418 per share and the number of shares issuable upon conversion would be 701,366 shares.

(8) Represents shares subject to options exercisable within 60 days of April 10, 2002.

(9) Represents shares subject to options exercisable within 60 days of April 10, 2002. Also includes 1,500 shares underlying immediately exercisable warrants held by HaeMedic LLC, of which Mr. Crees is the president and principal equity holder.

(10) Includes 1,105,495 shares subject to options exercisable within 60 days of April 10, 2002 and 168,750 shares underlying immediately exercisable warrants. Additionally, includes 1,266,667 shares issuable upon conversion of the outstanding balance of a convertible note issued to Mr. Tisch in August 2001 based on a conversion price of $0.30 per share.


Item 12. Certain Relationships and Related Transactions

In February 2000, as subsequently amended in March 2000, we executed a secured convertible promissory note in the principal amount of $1,200,000 payable to Oton Tisch, a director of the company. In August 2000, the note was converted into 500,000 shares of our common stock. Pursuant to the terms of the note, the note was converted at a price equal to $2.40 per share. We recorded a charge of $1,200,000 upon registration of the common stock for resale with the SEC and conversion of the note into our common stock.

In January 2001, the following members and affiliates of members or former members of our board of directors agreed to make term loan advances to us in the following amounts: Oton Tisch, $900,000; Ronald K. Lohrding, Ph.D., $25,000; Raymond Radosevich, Ph.D., $20,000; HaeMedic LLC, $10,000; and Humagen Fertility Diagnostics, Inc., $45,000. Mr. Tisch is a current member of our board of directors and Dr. Radosevich is a former member of our board of directors. Steven A. Crees, a member of our board of directors, is president and principal equity holder of HaeMedic LLC. Dr. Lohrding also serves as our President, Chief Executive Officer and Chairman of the Board. The loans were made to us in the amounts of $100,000, $400,000 and $500,000 in February, March and May 2001, respectively. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. We used $45,000 of the proceeds from the foregoing loans as payment against the outstanding balance of principal and accrued interest on the $250,000 promissory note issued to Humagen Fertility Diagnostics, Inc. The remaining proceeds of the loans were used to pay trade payable and for working capital and other general corporate purposes.

In connection with the loans, each lender was issued a warrant to purchase that number of shares of our common stock equal to 15% of the amount of the lender's respective loan. The warrants allow the lenders to purchase an aggregate of 150,000 shares of our common stock The warrants may be exercised until January 31, 2004, at a price equal to $1.125 per share of our common stock.

In August 2001, we signed a convertible note in the face amount of $500,000 payable to Mr. Oton Tisch, one of our directors. Mr. Tisch, funded $190,000 after the signing of the convertible note in August 2001. Additional funds of $150,000 and $40,000 were provided by Mr. Tisch in December 2001 and January 2002. Mr. Tisch no longer has a commitment to loan any additional funds under this convertible note. Principal and accrued interest evidenced by the note are convertible into shares of our common stock at any time. The conversion price of the convertible note is $0.5994 per share of our common stock or 90% of the average closing price per share of our common stock for 15 trading days ending on the trading day immediately prior to the date of conversion, whichever is less. However, the conversion price cannot be less than $0.30 per share. The convertible note bears interest at ten percent per annum and is presently secured by all our assets. Unless sooner converted, the convertible note is due on August 2, 2002. In connection with the issuance of the convertible note, Mr. Tisch was issued a warrant to purchase up to 37,500 shares of our common stock, of which 28,500 shares have become exercisable. The remaining shares covered by the warrant will become exercisable in proportion to the amount funded by Mr. Tisch under the convertible note. The warrant is exercisable until August 2, 2004, for common stock at a price of $0.67 per share. The proceeds from the loan made to date under the convertible note were used to pay trade payables and for working capital and other general corporate purposes.

On March 29, 2002, we signed a promissory note in the face amount of $2,000,000 payable to one of our directors, Mr. Oton Tisch. This new promissory note allows Mr. Tisch to make one or more advances to us at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $2,000,000. Therefore, Mr. Tisch has no obligation or commitment to make any loans under this note. This note bears interest at 8% per annum and is presently secured by all our assets. Mr. Tisch funded $110,000 and $55,000 under this note on April 2, 2002 and April 5, 2002, respectively. All principal and interest outstanding under the note is due on April 1, 2004.

We believe that any transactions between us and our officers, directors, principal shareholders or other affiliates have been on terms no less favorable to us than could be obtained from unaffiliated third parties on an arms-length basis.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Registrant:                            CELL ROBOTICS INTERNATIONAL, INC.


     Dated: April 30, 2002                  By: /s/ Ronald K. Lohrding
                                                --------------------------------
                                                Ronald K. Lohrding, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Dated:  April 30, 2002                 /s/ Ronald K. Lohrding
                                            ------------------------------------
                                            Ronald K. Lohrding, Chairman of the
                                            Board, President, Chief Executive
                                            Officer and Principal Executive
                                            Officer


     Dated:  April 30, 2002                 /s/ Paul C. Johnson
                                            ------------------------------------
                                            Paul Johnson, Chief Financial
                                            Officer, Principal Accounting
                                            Officer, Treasurer, Director and
                                            Secretary


     Dated:  April 30, 2002                 /s/ Oton Tisch
                                            ------------------------------------
                                            Oton Tisch, Director



     Dated:  April 30, 2002                 /s/ Steven Crees
                                            ------------------------------------
                                            Steven Crees, Director



     Dated:  April 30, 2002                 /s/ Dr. Gerald Bernstein
                                            ------------------------------------
                                            Dr. Gerald Bernstein, Director