Form 10QSB
period 2002-03-31
CELL ROBOTICS INTERNATIONAL INC
filed 2002-05-15
CIK 845291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
     For the transition period from                  to
                                    ----------------    ----------------

                         Commission file number: 0-27840
                                                ----------

                        CELL ROBOTICS INTERNATIONAL, INC.
          ------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Colorado                             84-1153295
----------------------------------------   ---------------------------------
      (State or other jurisdiction                 I.R.S. Employer
    of incorporation or organization)           Identification number

  2715 Broadbent Parkway N.E., Albuquerque, New Mexico             87107
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

As of May 14, 2002, 10,396,602 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes [ ] No [X]

                                      INDEX


PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001

                      Consolidated Statements of Operations for the Three Months ended March 31, 2002 and March 31, 2001 (unaudited)

                      Consolidated Statements of Cash Flows for the Three Months ended March 31, 2002 and March 31, 2001 (unaudited)

                      Notes to Unaudited Consolidated Financial Statements

         Item 2.      Management's Discussion and Analysis or Plan of Operation

PART II.          OTHER INFORMATION

         Item 1.      Legal Proceedings

         Item 2.      Changes in Securities

         Item 3.      Defaults Upon Senior Securities

         Item 4.      Submission of Matters to a Vote of Security Holders

         Item 5.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements contained in this report have been prepared by Cell Robotics International, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosures made in the Company's annual report on Form 10-KSB for the year edned December 31, 2001 have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                       AS OF                AS OF
                                                                     MARCH 31,          DECEMBER 31,
                                                                       2002                 2001
                                                                   ------------         ------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                     $        847         $      5,633
     Accounts receivable, net of allowance for
         doubtful accounts of $4,991 in 2002 and
         2001                                                           277,819              287,482
     Inventory                                                          745,677              911,421
     Other                                                               51,001               49,009
                                                                   ------------         ------------
         Total current assets                                         1,075,344            1,253,545
     Property and equipment, net                                        359,473              386,914
     Other assets, net                                                   78,308               19,279
                                                                   ------------         ------------
              Total assets                                         $  1,513,125         $  1,659,738
                                                                   ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Notes payable -- related parties                              $  1,539,260         $  1,608,989
     Accounts payable                                                   538,774              579,021
     Payroll related liabilities                                        109,925              145,952
     Royalties payable                                                  132,481              110,846
     Other current liabilities                                           69,081               44,607
                                                                   ------------         ------------
              Total current liabilities                               2,389,521            2,489,415
                                                                   ------------         ------------

Stockholders' equity (deficit):
     Common stock, $.004 par value.  Authorized
         50,000,000 shares, 10,396,602 and 9,956,137 shares
         issued and outstanding at March 31, 2002
         and December 31, 2001, respectively                             41,586               39,825

     Additional paid-in capital                                      25,606,410           25,223,575
     Accumulated deficit                                            (26,524,392)         (26,093,077)
                                                                   ------------         ------------
              Total stockholders' deficit                              (876,396)            (829,677)
                                                                   ------------         ------------
                                                                   $  1,513,125         $  1,659,738
                                                                   ============         ============


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    UNAUDITED
                                                                                THREE MONTHS ENDED
                                                                        MARCH 31, 2002       MARCH 31, 2001
                                                                        --------------       --------------

Product sales                                                            $    394,923         $    219,291
Research and development grants                                                    --               10,387
                                                                         ------------         ------------
         Total revenues                                                       394,923              229,678
                                                                         ------------         ------------

Product cost of goods sold                                                   (315,802)            (252,862)
SBIR direct expenses                                                               --              (10,387)
                                                                         ------------         ------------
         Total cost of goods sold                                            (315,802)            (263,249)
                                                                         ------------         ------------

Gross profit (loss)                                                            79,121              (33,571)
                                                                         ------------         ------------

Operating expenses:
     General and administrative                                               184,823              238,329
     Marketing & sales                                                        174,980              357,354
     Research and development                                                 110,795              159,222
                                                                         ------------         ------------
         Total operating expenses                                             470,598              754,905
                                                                         ------------         ------------

Loss from operations                                                         (391,477)            (788,476)
                                                                         ------------         ------------

Other income (expense):
     Other income                                                              20,316                4,296
     Interest expense                                                         (60,154)             (21,575)
                                                                         ------------         ------------
         Total other expense                                                  (39,838)             (17,279)
                                                                         ------------         ------------

         Net loss applicable to common shareholders                      $   (431,315)        $   (805,755)
                                                                         ============         ============

Weighted average common shares
     outstanding, basic and diluted                                        10,261,119            9,979,296
                                                                         ============         ============

Net loss applicable to common shareholders
     per common share, basic and diluted                                 $      (0.04)        $      (0.08)
                                                                         ============         ============


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    UNAUDITED
                                                                               THREE MONTHS ENDED
                                                                       MARCH 31, 2002       MARCH 31, 2001
                                                                       --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $  (431,315)        $  (805,755)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
     Depreciation and amortization                                            37,561              46,639
     Beneficial conversion charge                                             19,883                  --
     Common stock issued for services                                             --               8,907
     Options and warrants issued for services                                 61,781              28,655
     Decrease in accounts receivable                                           9,663             258,808
     Decrease in inventory                                                   165,744              46,124
     (Increase) decrease in other assets                                     (63,774)             34,609
     Decrease in current liabilities                                         (30,165)           (609,707)
                                                                         -----------         -----------
     Net cash used in operating activities                                  (230,622)           (991,720)
                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES -
     Purchase of property and equipment                                       (7,367)               (631)
                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of options                                         2,932                  --
     Proceeds from issuance of common stock                                  300,000                  --
     Repayment of notes payable                                             (150,000)            (19,034)
     Proceeds from notes payable and warrants                                 80,271             444,355
                                                                         -----------         -----------
     Net cash provided by financing activities                               233,203             425,321
                                                                         -----------         -----------

Net decrease in cash and cash equivalents:                                    (4,786)           (567,030)
     Cash and cash equivalents:
     Beginning of period                                                       5,633           1,043,230
                                                                         -----------         -----------
     End of period                                                       $       847         $   476,200
                                                                         ===========         ===========

SUPPLEMENTAL INFORMATION:

     Interest paid                                                       $     2,705         $     1,988
                                                                         ===========         ===========


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


1.       Presentation of Unaudited Consolidated Financial Statements

         These unaudited consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes otherwise necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with accounting principles generally accepted in the United States. However, the information furnished, in the opinion of management, reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.


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

         On January 25, 2002, the Company issued 424,208 shares of its Common Stock in a private placement with William Hayman, a private investor, which resulted in gross proceeds to the Company of $300,000. Additionally Mr. Hayman was issued warrants to purchase 84,842 shares of the Company's Common Stock at a price of $0.90 per share. The warrants expire on January 25, 2007. A success fee of 8,333 shares of the Company's Common Stock was paid after the close of the transaction.


3.       Notes Payable

         In December 1999, the Company issued a note payable for $250,000 to Humagen Fertility Diagnostics, Inc. whose president, chief executive officer and majority shareholder is Dr. Debra Bryant, a former member of the Company's board of directors. The note bears interest at six percent. In January 2001, the Company used $45,000 of the proceeds of the loans by the Company's directors and their affiliates described below as payment against the outstanding balance of $250,000 plus accrued interest. The Company also paid monthly installments of $10,000 each from February through April 2001. The remaining balance of the note is now payable upon demand. During the quarter ended March 31, 2002 $150,000 of principal and interest were repaid under this note. During the quarter ended March 31, 2002 the Company paid approximately $2,700 of interest on this note.

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

         On January 31, 2001, certain members of the Company's board of directors and affiliates of members or former members of its board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000. Loans in the amount of $100,000, $400,000 and $500,000 under this
$1,000,0000 commitment were made in February 2001, March 2001 and May 2001, respectively. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. As of the filing date of this report these loans are due and payable in full. Additionally, the lenders were issued warrants to purchase an aggregate of 150,000 shares of Common Stock. The warrants are exercisable until January 31, 2004, for Common Stock at a price of $1.125 per share, the market price for the Common Stock when the loan agreement was signed. The warrants are immediately exercisable. The Company has allocated $32,540 in proceeds from the loan to the warrants based on the fair value of the warrants. This amount has been recorded as a discount on the loans and is being amortized over the life of the loans. During the quarter ended March 31, 2002 the Company expensed approximately $25,000 of interest on this loan agreement.

         In August 2001, the Company signed a convertible note in the face amount of $500,000 payable to Mr. Oton Tisch, one of the Company's directors. Mr. Tisch, funded $190,000 after the signing of the convertible note in August 2001. Additional funds of $150,000 and $40,000 were provided by Mr. Tisch in December 2001 and January 2002, respectively. Principal and accrued interest evidenced by the note are convertible into shares of the Company's Common Stock at any time. The conversion price of the convertible note is $0.5994 per share of the Company's Common Stock or 90% of the average closing price per share of the Company's Common Stock for 15 trading days ending on the trading day immediately prior to the date of conversion, whichever is less. However, the conversion price cannot be less than $0.30 per share. The convertible note bears interest at 10% per annum and is presently secured by all of the Company's assets. Unless sooner converted, the convertible note is due on August 2, 2002. The Company anticipates that a non-cash beneficial conversion charge will be expensed as interest as a result of this transaction. The amount of this charge cannot be determined at this time due to the variable nature of the conversion price. In connection with the issuance of the convertible note, Mr. Tisch was issued a warrant to purchase up to 37,500 shares of the Company's Common Stock, of which 28,500 shares have become exercisable, after including the January 2002 funding. The remaining shares covered by the warrant will become exercisable in proportion to the amount funded by Mr. Tisch under the convertible note. The warrant is exercisable until August 2, 2004, for Common Stock at a price of $0.67 per share.

         On March 29, 2002, the Company signed a promissory note in the face amount of $2,000,000 payable to one of the Company's directors, Mr. Oton Tisch. This new promissory note allows Mr. Tisch to make one or more advances to the Company at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $2,000,000. Therefore, Mr. Tisch has no obligation or commitment to make any loans under this note. This note bears interest at 8% per annum and is presently secured by all the Company's assets. Mr. Tisch funded an aggregate of $263,000 under this note in April and May 2002. All principal and interest outstanding under the note is due on April 1, 2004.


4.       Earnings Per Share

         Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the quarter, is the same as basic loss per share for the quarters ended March 31, 2002 and 2001, as all potentially dilutive securities were anti-dilutive.

         Options to purchase 2,915,702 and 1,924,075 shares of Common Stock were outstanding at March 31, 2002 and 2001, respectively. Warrants to purchase 1,761,168 and 1,577,326 shares of Common Stock were outstanding at March 31, 2002 and 2001. These were not included in the computation of diluted loss per share as the assumed exercise of the options would have been anti-dilutive because of the net losses incurred in the quarters ended March 31, 2002 and 2001.


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

Operating Segments

                                                          March 31, 2002
                                                          --------------
                                       Scientific           Laser-Based
                                        Research              Medical
                                       Instruments            Devices           Corporate            Total
                                       -----------        --------------        ---------          --------

         Revenues from customers        $ 177,584             217,339                --             394,923

         Loss from operations             (72,761)           (133,893)           (184,823)         (391,477)


                                                          March 31, 2001
                                                          --------------
                                       Scientific           Laser-Based
                                        Research              Medical
                                       Instruments            Devices           Corporate            Total
                                       -----------        --------------        ---------          --------

         Revenues from customers         $ 135,378              83,913                 --           219,291
         Research and development
              grants                        10,387                  --                 --            10,387
         Loss from operations               (2,819)           (548,228)          (237,429)         (788,476)


6.       Capital Resources

                  Since inception, the Company has incurred operating losses and other equity charges which have resulted in an accumulated deficit of $26,524,392 at March 31, 2002 and operations using net cash of $230,622 in the quarter ended March 31, 2002.

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

                  Although the Company is manufacturing and marketing its sophisticated laser-based medical device and continues to market its scientific research instrument line, it does not anticipate achieving profitable operations until possibly the end of 2002. As a result, the Company expects its accumulated deficit to increase in the near future.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.


LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity and capital resources decreased in the first quarter of 2002 due primarily to our ongoing operating losses. Our current ratio at March 31, 2002 was 0.45 compared to 0.50 at December 31, 2001.

         Cash used in operations for the quarters ended March 31, 2002, December 31, 2001 and March 31, 2001 was $230,622, $367,661 and $991,720, respectively.
The primary reason for the decrease in cash used in operations was that we had fewer cash resources and implemented cost reduction measures during the second half of 2001 and during the first quarter of 2002.

         Cash provided by financing activities for the quarters ended March 31, 2002, December 31, 2001 and March 31, 2001 was $233,203, $246,839 and $425,321,
respectively. The decrease in net cash provided by financing activities resulted primarily from fewer available sources of capital.

         Total assets decreased to $1,513,125 at March 31, 2002 from $1,659,738 at December 31, 2001, a decrease of $146,613, or 9%. This decrease in total assets is primarily attributed to a decrease in inventory. The decrease in inventory occurred because of our limited cash resources. During the quarter ended March 31, 2002 we limited to the extent possible any additional purchases of parts and other components used in our manufacturing processes.

         Our working capital decreased to a deficit of $1,314,177 at March 31, 2002 from a deficit of $1,253,870 at December 31, 2001. The decrease was primarily due to the use of cash resources to fund our ongoing operating losses.

         Our outstanding indebtedness for borrowed money includes the following:

              o In December 1999, we borrowed $250,000 from Humagen Fertility Diagnostic, Inc., whose president, chief executive officer and majority shareholder is Dr. Debra Bryant, a former director of the company. The note did not bear interest until June 2000, at which time the unpaid balance of the note began to accrue interest at six percent per annum. The principal balance of the note is now payable in equal monthly installments of $50,000 each commencing January 31, 2002, until paid in full. As of the date of this report, approximately $43,600 of the principal balance of this note remains outstanding.

              o In January 2001, certain members of our board of directors and affiliates of members or former members of our board of directors also agreed to make term loan advances to us in an aggregate amount of $1,000,000. Loans in the amount of $100,000, $400,000 and $500,000 under this $1,000,0000 commitment were made in February 2001, March 2001 and May 2001, respectively. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. As of the filing date of this report we have not repaid these loans; therefore, payment of these loans can be demanded at any time. In connection with the January 2001 loan commitment, each lender was issued a warrant in proportion to the amount of the loan made by that lender. The warrants allow the lenders to purchase an aggregate of 150,000 shares of our common stock. The warrants may be exercised until January 31, 2004, at a price equal to $1.125 per share of our common stock. We used $45,000 of the proceeds of the above loans by our directors as payment against the outstanding balance of principal and accrued interest on the $250,000 note payable to Humagen Fertility Diagnostic, Inc., whose president, chief executive officer and majority shareholder is Dr. Debra Bryant, a former director of the company. The remaining proceeds were used to pay trade payables and for working capital and other general corporate purposes.

              o In August 2001, we signed a convertible note in the face amount of $500,000 payable to Mr. Oton Tisch, one of our directors. Mr. Tisch funded $190,000 after the signing of the convertible note in August 2001. Additional funds of $150,000 and $40,000 were provided by Mr. Tisch in December 2001 and January 2002, respectively. Mr. Tisch no longer has a commitment to loan any additional funds under this convertible note. Principal and accrued interest evidenced by the note are convertible into shares of our common stock at any time. The conversion price of the convertible note is $0.5994 per share of our common stock or 90% of the average closing price per share of our common stock for 15 trading days ending on the trading day immediately prior to the date of conversion, whichever is less. However, the conversion price cannot be less than $0.30 per share. The convertible note bears interest at ten percent per annum and is presently secured by all our assets. Unless sooner converted, the convertible note is due on August 2, 2002. A non-cash beneficial conversion charge will be expensed as interest as a result of this transaction if at the time of conversion the fair market value of our common stock is lower than it was when the convertible note was originally funded. The amount of this charge cannot be determined at this time due to the variable nature of the conversion price. In connection with the issuance of the convertible note, Mr. Tisch was issued a warrant to purchase up to 37,500 shares of our common stock, of which 28,500 shares have become exercisable. The remaining shares covered by the warrant will become exercisable in proportion to the amount funded by Mr. Tisch under the convertible note. The warrant is exercisable until August 2, 2004, for common stock at a price of $0.67 per share. The proceeds from the loan made to date under the convertible note were used to pay trade payables and for working capital and other general corporate purposes.

              o On March 29, 2002, we signed a promissory note in the face amount of $2,000,000 payable to one of our directors, Mr. Oton Tisch. This new promissory note allows Mr. Tisch to make one or more advances to us at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $2,000,000. Therefore, Mr. Tisch has no obligation or commitment to make any loans under this note. This note bears interest at 8% per annum and is presently secured by all our assets. Mr. Tisch funded an aggregate of $263,000 under this note in April and May 2002. All principal and interest outstanding under the note is due on April 1, 2004.

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

         We anticipate that our existing current working capital and expected cash flow from operating activities will only be sufficient to allow us to meet operational obligations through May 31, 2002, assuming the repayment of $1,000,000 of our current outstanding indebtedness for borrowed money is not demanded before that date. We expect to experience operating losses and negative cash flow for the foreseeable future and do not have sufficient cash to sustain those operating losses without additional financing. We presently need financing to repay our current indebtedness, including payment of our notes in the aggregate principal amount of $1,000,000 that are currently due. We also will need financing to repay $380,000 principal amount of indebtedness under our convertible note that becomes due in August 2002 unless sooner converted. In addition to debt service requirements, we will require cash to fund our operations which we estimate will be approximately $2,000,000 for the remainder of 2002. Our operating requirements depend upon several factors, including the rate of market acceptance of our products, particularly the Lasette, our level of expenditures for manufacturing, marketing and selling our products, costs associated with our staffing and other factors. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Although we have had discussions with potential investors, we have not been able to obtain financing on acceptable terms as of the date of this report. We intend to continue to seek to raise equity or debt financing. However, no assurance can be given that we will be able to obtain additional financing on favorable terms, if at all. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing shareholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. In addition, we have received a report from our independent auditors covering our fiscal years ended December 31, 2001 and 2000 financial statements. The report contains an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

         To date, we have generated only limited revenues from the sale of our products and have been unable to profitably market our products. We incurred net losses applicable to common shareholders of $431,315 and $2,723,844 in the quarter ended March 31, 2002 and in the year ended December 31, 2001, respectively, with revenues from the sale of our products of $394,923 and $1,461,447 in the quarter ended March 31, 2002 and the year ended December 31, 2001, respectively. We do not have sufficient cash to sustain continuing operating losses without additional financing. Even if we are able to obtain additional financing to allow us to continue operations and repay indebtedness, we will still need to generate significant revenues and improve our gross margins to fund anticipated manufacturing and marketing costs and to achieve and maintain profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability, which will have a negative impact on the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

         Revenues from our product sales increased 80% to $394,923 at March 31, 2002 from $219,291 at March 31, 2001. Sales of laser-based medical devices during the quarter ended March 31, 2002 were $217,339, an increase of 159% from sales of $83,913 in the comparable quarter of 2001. Sales of our scientific research instruments during the quarter ended March 31, 2002 were $177,584, a 31% increase over sales of the scientific research instruments in the first quarter of 2001. We generated no revenues from research and development grants in the first quarter of 2002 because our final research grant expired in September 2001.

         Our gross margin was 20% for the quarter ended March 31, 2002, compared to a negative margin of 15% for the quarter ended March 31, 2001. A lack of efficiencies in the production of our laser-based medical products contributed to the negative gross margin in 2001. These inefficiencies were primarily due to low volume of sales. As sales increased during the first quarter of 2002 our gross margin returned to a positive level.

         Operating expenses decreased $284,307 from $754,905 for the quarter ended March 31, 2001 to $470,598 for the quarter ended March 31, 2002. Because our cash resources were limited, we implemented measures to reduce expenditures during 2001. As a result of these measures, operating expenses decreased in nearly all areas of our operations. Of the $284,307, marketing and sales expenses decreased $182,374. This decrease resulted primarily from personnel cut-backs in sales during the third quarter of 2001. Our marketing and sales employees decreased from ten full-time employees in the first quarter of 2001 to six full-time employees and one part-time employee during the first quarter of 2002.

         Other income increased to $20,316 during the quarter ended March 31, 2002 from $4,296 during the quarter ended March 31, 2001. The increase was due a royalty payment received in January 2002 in connection with the IVF workstation technology that was sold in 2000. During the three months ended March 31, 2002 interest expense increased to $60,154 from $21,575 during the quarter ended March 31, 2001. The increase in interest expense occurred for two reasons. First, the increase in 2002 was because of interest expense associated with higher outstanding balances of borrowed indebtedness in 2002 verses 2001. These higher debt balances are primarily attributed to the $1 million board loan signed in January 2001 and the $500,000 convertible note signed in August 2001. Second, in January 2002 a beneficial conversion charge of approximately $19,900 was recorded in interest expense for an advance made to us under the August 2001 convertible note.


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

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  None.

ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

                           On January 25, 2002, the Company issued 424,208
                  shares of its Common Stock in a private placement with William Hayman, a private investor, which resulted in gross proceeds to the Company of $300,000. Additionally, Mr. Hayman was issued warrants to purchase 84,842 shares of the Company's Common Stock at a price of $0.90 per share. The warrants expire on January 25, 2007. A success fee of 8,333 shares of the Company's Common Stock was paid after the close of the transaction. The proceeds were used for working capital in the Company's day-to-day operations.


ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.


ITEM 5.           OTHER INFORMATION

                  None.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibits:

                  None.

                  Reports on Form 8-K:

                           None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CELL ROBOTICS INTERNATIONAL, INC.



Dated:   May 15, 2002             By:    /s/ Ronald K. Lohrding
                                         --------------------------------------
                                         Ronald K. Lohrding, President, Chief
                                         Executive Officer and Chairman of the
                                         Board of Directors



Dated:   May 15, 2002             By:    /s/ Paul C. Johnson
                                         --------------------------------------
                                         Paul C. Johnson, Chief Operating
                                         Officer, Chief Financial Officer,
                                         Director and Secretary