Form 10QSB
period 2002-06-30
CELL ROBOTICS INTERNATIONAL INC
filed 2002-08-14
CIK 845291

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT


          For the transition period from               to
                                        -------------     -------------

                         Commission file number:    0-27840
                                                -----------------


                        CELL ROBOTICS INTERNATIONAL, INC.
     ----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Colorado                                        84-1153295
---------------------------------                    ----------------------
  (State or other jurisdiction                         I.R.S. Employer
of incorporation or organization)                    Identification number

  2715 Broadbent Parkway N.E., Albuquerque, New Mexico            87107
-------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (505) 343-1131


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

As of August 12, 2002, 11,519,557 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001

                      Consolidated Statements of Operations for the Three Months ended June 30, 2002 and June 30, 2001 (unaudited)

                      Consolidated Statements of Operations for the Six Months ended June 30, 2002 and June 30, 2001 (unaudited)

                      Consolidated Statements of Cash Flows for the Six Months ended June 30, 2002 and June 30, 2001 (unaudited)

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

         Item 3.      Defaults Upon Senior Securities

         Item 4.      Submission of Matters to a Vote of Security Holders

         Item 5.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements contained in this report have been prepared by Cell Robotics International, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosures made in the Company's annual report on Form 10-KSB for the year ended December 31, 2001 have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS




                                                                       AS OF             AS OF
                                                                  JUNE 30, 2002    DECEMBER 31, 2001
                                                                  --------------   -----------------
                                                                   (UNAUDITED)

ASSETS

Current assets:
     Cash and cash equivalents                                    $           94    $        5,633
     Accounts receivable, net of allowance for
         doubtful accounts of $4,991
          in 2002 and 2001                                                51,255           287,482
     Inventory                                                           744,052           911,421
     Other                                                                44,661            49,009
                                                                  --------------    --------------
         Total current assets                                            840,062         1,253,545
Property and equipment, net                                              329,536           386,914
Other assets, net                                                         72,467            19,279
                                                                  --------------    --------------
              Total assets                                        $    1,242,065    $    1,659,738
                                                                  ==============    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                             $      355,391    $      579,021
     Notes payable - related party                                     1,783,908         1,608,989
     Payroll related liabilities                                         110,546           145,952
     Royalties payable                                                   108,272           110,846
     Other current liabilities                                            66,360            44,607
                                                                  --------------    --------------
              Total current liabilities                                2,424,477         2,489,415
                                                                  --------------    --------------

Stockholders' equity (deficit):
     Preferred stock, $.04 par value. Authorized
         2,500,000 shares, no shares issued and outstanding
         at June 30, 2002 and December 31, 2001                                0                 0
     Common stock, $.004 par value.  Authorized
         50,000,000 shares, 10,834,872 and 9,965,137 shares
         issued and outstanding at June 30, 2002
         and December 31, 2001, respectively                              43,340            39,825
     Additional paid-in capital                                       25,824,369        25,223,575
     Accumulated deficit                                             (27,050,121)      (26,093,077)
                                                                  --------------    --------------
              Total stockholders' deficit                             (1,182,412)         (829,677)
                                                                  --------------    --------------
                                                                  $    1,242,065    $    1,659,738
                                                                  ==============    ==============



    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               UNAUDITED
                                                           THREE MONTHS ENDED
                                                    JUNE 30, 2002     JUNE 30, 2001
                                                   --------------    --------------

Product sales                                      $      104,130    $      386,099
Research and development grants                                --            34,513
                                                   --------------    --------------
         Total revenues                                   104,130           420,612
                                                   --------------    --------------

Product cost of goods sold                               (160,994)         (298,950)
SBIR direct expenses                                                        (34,513)
                                                   --------------    --------------
         Total cost of goods sold                        (160,994)         (333,463)
                                                   --------------    --------------

Gross profit (loss)                                       (56,864)           87,149
                                                   --------------    --------------

Operating expenses:
     General and administrative                           182,348           264,702
     Marketing & sales                                    167,339           337,093
     Research and development                              91,810           155,201
                                                   --------------    --------------
         Total operating expenses                         441,497           756,996
                                                   --------------    --------------

Loss from operations                                     (498,361)         (669,847)
                                                   --------------    --------------

Other income (expense):
     Interest income                                            2             1,150
     Interest expense                                     (34,976)          (29,896)
     Other income, net                                      7,605            14,560
                                                   --------------    --------------
         Total other expense                              (27,369)          (14,186)
                                                   --------------    --------------

         Net loss                                  $     (525,730)   $     (684,033)
                                                   ==============    ==============

Weighted average common shares
     outstanding, basic and diluted                    10,615,737         9,980,644
                                                   ==============    ==============

Net loss per common share, basic and diluted       $        (0.05)   $        (0.07)
                                                   ==============    ==============



    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                            UNAUDITED
                                                         SIX MONTHS ENDED
                                                   JUNE 30, 2002     JUNE 30, 2001
                                                  --------------    --------------

Product sales                                     $      499,053    $      605,390
Research and development grants                                             44,900
                                                  --------------    --------------
         Total revenues                                  499,053           650,290
                                                  --------------    --------------

Product cost of goods sold                              (476,795)         (551,812)
SBIR direct expenses                                                       (44,900)
                                                  --------------    --------------
         Total cost of goods sold                       (476,795)         (596,712)
                                                  --------------    --------------

Gross profit                                              22,258            53,578
                                                  --------------    --------------

Operating expenses:
     General and administrative                          367,171           504,636
     Marketing & sales                                   342,320           692,843
     Research and development                            202,604           314,423
                                                  --------------    --------------
         Total operating expenses                        912,095         1,511,902
                                                  --------------    --------------

Loss from operations                                    (889,837)       (1,458,324)
                                                  --------------    --------------

Other income (expense):
     Interest income                                          17             5,446
     Interest expense                                    (95,130)          (37,889)
     Other income, net                                    27,906               979
                                                  --------------    --------------
         Total other expense                             (67,207)          (31,464)
                                                  --------------    --------------

         Net loss                                 $     (957,044)   $   (1,489,788)
                                                  ==============    ==============

Weighted average common shares
     outstanding, basic and diluted                   10,439,181         9,979,977
                                                  ==============    ==============

Net loss applicable to common shareholders
     per common share, basic and diluted          $        (0.09)   $        (0.15)
                                                  ==============    ==============



    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                UNAUDITED
                                                             SIX MONTHS ENDED
                                                       JUNE 30, 2002   JUNE 30, 2001
                                                       -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                          $   (957,044)   $ (1,489,788)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
     Depreciation and amortization                           73,340          90,974
     Beneficial conversion charge                            19,883              --
     Options and warrants issued for services                61,781          46,121
     Common stock issued for services                            --           8,907
     Decrease in accounts receivable                        236,227          40,887
     Decrease (increase) in inventory                       167,369         (22,195)
     (Increase) decrease in other assets                    (57,435)         26,012
     Decrease in current liabilities                       (239,857)       (443,788)
                                                       ------------    ------------
     Net cash used in operating activities                 (695,736)     (1,742,870)
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Net cash used in investing activities -
         purchase of property and equipment                  (7,367)         (6,900)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from notes payable and
         warrants - related party                           378,747         944,538
     Repayments of notes payable - related party           (203,828)        (28,054)
     Proceeds from exercise of stock options                  2,932              --
     Net proceeds from issuance of common stock             519,713              --
                                                       ------------    ------------

     Net cash provided by financing activities              697,564         916,484
                                                       ------------    ------------

Net decrease in cash and cash equivalents:                   (5,539)       (833,286)

     Cash and cash equivalents:
     Beginning of period                                      5,633       1,043,230
                                                       ------------    ------------
     End of period                                     $         94    $    209,944
                                                       ============    ============

SUPPLEMENTAL INFORMATION:
     Interest paid                                     $      8,545    $      4,546
                                                       ============    ============



    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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


2.       Issuance of Equity Securities

         In January 2001, the Company issued 15,000 shares of its Common Stock to Pollet & Richardson as payment for legal services. The Company recorded a charge of approximately $8,900, the fair value of the stock issued. The fair value was calculated on the measurement date using the market price of the Company's common stock on that date.

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

         On May 16, 2002, the Company issued 438,270 shares of its Common Stock in a private placement with three private investors, one of whom included Mr. Oton Tisch, a director of the Company. The gross proceeds to the Company were $235,000. Additionally the three investors were issued warrants to purchase a total of 131,481 shares of the Company's Common Stock at a price of $0.87 per share. The warrants expire on May 17, 2007.

3.       Notes Payable

         In December 1999, the Company issued a note payable for $250,000 to Humagen Fertility Diagnostics, Inc. whose president, chief executive officer and majority shareholder is Dr. Debra Bryant, a former member of the Company's board of directors. The note bears interest at six percent. In January 2001, the Company used $45,000 of the proceeds of the loans by the Company's directors and their affiliates described below as payment against the outstanding balance of $250,000 plus accrued interest. The Company also paid monthly installments of $10,000 each from February through April 2001. The remaining principal balance and accrued interest of the note were paid in installments of $50,000 each month at the end of January, February and March 2002 with a final payment at the end of April 2002 of $43,828. During the six-month period ended June 30, 2002 the Company accrued and paid approximately $2,900 of interest on this note.

         On January 31, 2001, certain members of the Company's board of directors and affiliates of members or former members of its board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000. Loans in the amount of $100,000, $400,000 and $500,000 under this
$1,000,0000 commitment were made in February 2001, March 2001 and May 2001, respectively. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. As of the filing date of this report these loans are due and payable in full. Additionally, the lenders were issued warrants to purchase an aggregate of 150,000 shares of Common Stock. The warrants are exercisable until January 31, 2004, for Common Stock at a price of $1.125 per share, the market price for the Common Stock when the loan agreement was signed. The warrants are immediately exercisable. The Company has allocated $32,540 in proceeds from the loan to the warrants based on the fair value of the warrants. This amount was recorded as a discount on the loans and was amortized over the life of the loans. During the six-month period ended June 30, 2002 the Company accrued approximately $50,000 of interest expense on these promissory notes.

         In August 2001, the Company signed a convertible note in the face amount of $500,000 payable to Mr. Oton Tisch, one of the Company's directors. Mr. Tisch, funded $190,000 after the signing of the convertible note in August 2001. Additional funds of $150,000 and $40,000 were provided by Mr. Tisch in December 2001 and January 2002, respectively. Principal and accrued interest evidenced by the note are convertible into shares of the Company's Common Stock at any time. The conversion price of the convertible note is $0.5994 per share of the Company's Common Stock or 90% of the average closing price per share of the Company's Common Stock for 15 trading days ending on the trading day immediately prior to the date of conversion, whichever is less. However, the conversion price cannot be less than $0.30 per share. The convertible note bears interest at 10% per annum and is secured by all of the Company's assets. Unless sooner converted, the convertible note is due on August 2, 2002. In connection with the issuance of the convertible note, Mr. Tisch was issued warrants to purchase up to 37,500 shares of the Company's Common Stock, of which 28,500 have become exercisable. The remaining shares covered by the warrant will become exercisable in proportion to the amount funded by Mr. Tisch under the convertible note. The warrants are exercisable until August 2, 2004, for Common Stock at a price of $0.67 per share.

         On March 29, 2002, the Company signed a promissory note in the face amount of $2,000,000 payable to one of the Company's directors, Mr. Oton Tisch. This new promissory note allows Mr. Tisch to make one or more advances to the Company at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $2,000,000. Therefore, Mr. Tisch has no obligation or commitment to make any loans under this note. This note bears interest at 8% per annum and is secured by all the Company's assets. Mr. Tisch funded an aggregate of $263,500 under this note in April and May 2002. All principal and interest outstanding under the note is due on April 1, 2004. During the six-month period ended June 30, 2002 the Company accrued approximately $4,500 of interest under this promissory note.


4.       Earnings Per Share

         Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the quarter, is the same as basic loss per share for the periods ended June 30, 2002 and 2001, as all potentially dilutive securities were anti-dilutive.

         Options to purchase 2,915,702 and 2,014,075 shares of common stock were outstanding at June 30, 2002 and 2001, respectively. Warrants to purchase 1,942,649 and 1,653,826 shares of common stock were outstanding at both June 30, 2002 and 2001, respectively. These were not included in the computation of diluted earnings per share as the exercise of the options would have been anti-dilutive because of the net losses incurred in the periods ended June 30, 2002 and 2001.

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


                                                                  SIX MONTHS ENDED
                                                                   JUNE 30, 2002
                                                                 ------------------
                                               SCIENTIFIC           LASER-BASED
                                                RESEARCH              MEDICAL
                                               INSTRUMENTS            DEVICES           CORPORATE        TOTAL
                                            ----------------     ------------------     ---------      ---------

         Revenues from customers            $      251,570             247,483                --         499,053
         Research and development
              grants                                    --                  --                --              --
         Loss from operations                     (179,203)           (343,464)         (367,170)       (889,837)



                                                                   SIX MONTHS ENDED
                                                                     JUNE 30, 2001
                                                                 ------------------
                                               SCIENTIFIC           LASER-BASED
                                                RESEARCH              MEDICAL
                                               INSTRUMENTS            DEVICES           CORPORATE        TOTAL
                                            ----------------     ------------------     ---------      ---------

         Revenues from customers            $      394,713             210,677                --         605,390
         Research and development
              grants                                44,900                  --                --          44,900
         Profit (loss) from operations              18,464            (974,076)         (502,712)     (1,458,324)

                                                                 THREE MONTHS ENDED
                                                                     JUNE 30, 2002
                                                                 ------------------
                                               SCIENTIFIC           LASER-BASED
                                                RESEARCH              MEDICAL
                                               INSTRUMENTS            DEVICES           CORPORATE        TOTAL
                                            ----------------     ------------------     ---------      ---------
         Revenues from customers            $       73,986              30,144               --         104,130
         Research and development
              grants                                   --                  --                --              --
         Loss from operations                    (106,442)           (209,571)         (182,348)       (498,361)


                                                                  THREE MONTHS ENDED
                                                                     JUNE 30, 2001
                                                                 ------------------
                                               SCIENTIFIC           LASER-BASED
                                                RESEARCH              MEDICAL
                                               INSTRUMENTS            DEVICES           CORPORATE        TOTAL
                                            ----------------     ------------------     ---------      ---------
         Revenues from customers            $      259,335             126,764                 -         386,099
         Research and development
              grants                                34,513                   -                 -          34,513
         Loss from operations                     (20,962)           (427,132)         (263,677)       (669,847)


6.       Capital Resources

                  Since inception, the Company has incurred operating losses and other equity charges which have resulted in an accumulated deficit of $27,050,121 at June 30, 2002 and operations using net cash of $695,736 in the six-month period ended June 30, 2002.

                  The Company's ability to improve cash flow and ultimately achieve profitability will depend on its ability to significantly increase sales. Accordingly, the Company is manufacturing and marketing a sophisticated laser-based medical device that leverages the Company's existing base of patented technology. The Company believes the markets for this product are broader than that of the scientific research instruments market and, as such, offer a greater opportunity to significantly increase sales. In addition, the Company is pursuing development and marketing partners for some of its new medical products. These partnerships will enhance the Company's ability to rapidly ramp-up its marketing and distribution strategy, and possibly offset the products' development costs.

                  Although the Company is manufacturing and marketing its sophisticated laser-based medical device and continues to market its scientific research instrument line, it does not anticipate achieving profitable operations in the foreseeable future. As a result, the Company expects its accumulated deficit to increase in the near future.

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


7.       Subsequent Event

                  On July 29, 2002 the Company paid the outstanding principal and interest of its August 2, 2001 note by issuing to Mr. Tisch 684,685 shares of the Company's Common Stock upon conversion of the note.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CELL ROBOTICS INTERNATIONAL, INC.

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operations for the six-month periods ended June 30, 2002 and 2001 was $695,736 and $1,742,870, respectively. The primary reason for the decrease in cash used in operations during the six-month period ended June 30, 2002, as compared to the same period in the prior year, was that we had fewer cash resources and limited our spending during 2002.

         Cash provided by financing activities for the six-month periods ended June 30, 2002 and 2001 was $697,564 and $916,484, respectively. The decrease in net cash provided by financing activities resulted primarily from fewer available sources of capital during the six-month period ended June 30, 2002 when compared to the same period in 2001.

         Our liquidity and capital resources decreased in 2001 due primarily to our ongoing operating losses. Our current ratio at June 30, 2002 was 0.35 compared to 0.5 at December 31, 2001.

         Total assets decreased to $1,242,065 at June 30, 2002 from $1,659,738 at December 31, 2001, a decrease of $183,660, or 11%. This decrease in total assets is primarily attributed to the following:

               o Our current assets decreased $395,483, or 32%, as of June 30, 2002 compared to our current assets as of December 31, 2001. This decrease was the result of the use of cash resources to fund our ongoing operating losses.

               o Accounts receivable decreased $236,227 from $278,482 at December 31, 2001 to $51,255 at June 30, 2002. This decrease occurred because of our decreased sales in the second quarter of 2002 and because we made an effort during the second quarter of 2002 to collect as much cash as possible.

               o Inventory decreased by $167,369, or 18%, to $744,052 at June 30, 2002 from $911,421 at December 31, 2001. The decrease was primarily due to the lack of financial resources to purchase additional components.

         Our working capital decreased to a deficit of $1,584,415 at June 30, 2002 from a deficit of $1,253,870 at December 31, 2001. The decrease was primarily due to the use of cash resources to fund our ongoing operating losses.

         Our total current liabilities decreased $64,938 from $2,489,415 at December 31, 2001 to $2,424,477 at June 30, 2002.

         As of June 30, 2002, our outstanding indebtedness for borrowed money includes the following:

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

               o In August 2001, we signed a convertible note in the face amount of $500,000 payable to Mr. Oton Tisch, one of our directors. Mr. Tisch funded $190,000 after the signing of the convertible note in August 2001. Additional funds of $150,000 and $40,000 were provided by Mr. Tisch in December 2001 and January 2002, respectively. The convertible note accrued interest at ten percent per annum and was secured by all our assets. This convertible note, which was convertible at our option, was converted into 684,685 shares of our common stock on July 29, 2002 in repayment of all outstanding principal and interest. The conversion price of the convertible note was $0.5994 per share of our common stock. In connection with the issuance of the convertible note, Mr. Tisch was issued a warrant to purchase up to 37,500 shares of our common stock, of which 28,500 shares are exercisable. The warrant is exercisable until August 2, 2004, for common stock at a price of $0.67 per share. The proceeds from the loan made under the convertible note were used to pay trade payables and for working capital and other general corporate purposes.

               o On March 29, 2002, we signed a promissory note in the face amount of $2,000,000 payable to one of our directors, Mr. Oton Tisch. This new promissory note allows Mr. Tisch to make one or more advances to us at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $2,000,000. Therefore, Mr. Tisch has no obligation or commitment to make any loans under this note. This note bears interest at 8% per annum and is presently secured by all our assets. Mr. Tisch funded $214,000 and $49,500 under this note in April and May 2002, respectively. All principal and interest outstanding under the note is due on April 1, 2004.

         Since our inception, to provide working capital for our product development and marketing activities, we have relied principally upon the proceeds of both debt and equity financings and, to a lesser extent, the proceeds of Small Business Innovative Research grants. Research and development grants accounted for revenues of $137,597 in 2001. No research and development grant revenue was received in the first six months of 2002. We have not been able to generate sufficient cash from operations and, as a consequence, we must seek additional financing to fund ongoing operations.

         We anticipate that our existing current working capital and expected cash flow from operating activities will only be sufficient to allow us to meet operational obligations through September 5, 2002, assuming the repayment of $1,000,000 of our current outstanding indebtedness for borrowed money is not demanded before that date. We expect to experience operating losses and negative cash flow for the foreseeable future and do not have sufficient cash to sustain those operating losses without additional financing. We presently need financing to repay our current indebtedness, including payment of our notes in the aggregate principal amount of $1,000,000 that are currently due. In addition to debt service requirements, we will require cash to fund our operations which we estimate will be approximately $1,000,000 for the remainder of 2002. Our operating requirements depend upon several factors, including the rate of market acceptance of our products, particularly the Lasette, our level of expenditures for manufacturing, marketing and selling our products, costs associated with our staffing and other factors. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Although we have had discussions with potential investors, we have not been able to obtain financing on acceptable terms as of the date of this report. We intend to continue to seek to raise equity or debt financing. However, no assurance can be given that we will be able to obtain additional financing on favorable terms, if at all. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing shareholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. In addition, we have received a report from our independent auditors covering our fiscal years ended December 31, 2001 and 2000 financial statements. The report contains an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

         To date, we have generated only limited revenues from the sale of our products and have been unable to profitably market our products. We incurred net losses applicable to common shareholders of $957,044 and $1,489,788 for the six-month periods ended June 30, 2002 and 2001, respectively and net losses of $2,723,844 and $5,036,182 in 2001 and 2000, respectively, with revenues from the sale of our products of $499,053 and $605,390 for the six-month periods ended June 30, 2002 and 2001, respectively and $1,461,447 and $992,710 years ended December 31, 2001 and 2000, respectively. We expect to experience operating losses and negative cash flow for the foreseeable future. We do not have sufficient cash to sustain continuing operating losses without additional financing. Even if we are able to obtain additional financing to allow us to continue operations and repay indebtedness, we will still need to generate significant revenues and improve our gross margins to fund anticipated manufacturing and marketing costs and to achieve and maintain profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability, which will have a negative impact on the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

         In October 2001, we were notified by the Center for Medicare and Medicaid Services, or CMS, that a Healthcare Common Procedure Coding System, or HCPCS, code had been assigned to our Lasette. In January 2002, CMS published the allowable for our Lasette that was associated with the newly issued HCPCS code. Generally, Medicare reimburses 80% of the published allowable. In March 2002, we were notified by CMS that they have not established a medical criteria for our Lasette and as a result CMS is reevaluating the amount of the allowable previously assigned to our Lasette. The allowable actually set for the Lasette will depend on the medical policy established by CMS for the Lasette, which is largely outside our control. Based on CMS's present position, Medicare would reimburse a minimal portion of the cost of the Lasette. We are currently working with CMS to provide input into CMS's establishment of an appropriate medical policy so that a higher allowable may be set. However, we can provide no assurance as to whether a medical policy favorable to us will be established by CMS, or when, if ever, an adequate allowable for the Lasette will be set or the eventual amount of the allowable.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

         Sales of products for the three-month period ended June 30, 2002 decreased $281,969, or 73%, to $104,130 from $386,099 in the same period of 2001. The decrease was primarily due to a lack of financial resources to promote sales and to purchase inventory components that were required to assemble products for orders. Sales of our scientific research instruments decreased $185,349 or 71% from $259,335 during the quarter ended June 30, 2001 to $73,986 for the quarter ended June 30, 2002. Sales of our laser-based medical products decreased $96,620, or 76%, from $126,764 for the quarter ended June 30, 2001 to $30,144 for the quarter ended June 30, 2002.

         We generated no revenues from research and development grants in the second quarter of 2002 because our final research grant expired in September 2001.

         Our gross margin on product sales decreased to a negative margin of 55% for the quarter ended June 30, 2002 from a positive gross margin of 30% for the quarter ended June 30, 2001. A lack of efficiencies in the production of our products contributed to the negative gross margin. These inefficiencies were primarily due to low volume of sales.

         Operating expenses decreased $315,499, or 42%, from $756,996 for the quarter ended June 30, 2001 to $441,497 for the quarter ended June 30, 2002. The decrease is primarily due to our efforts to reduce to the extent possible all expenditures in 2002 because of the lack of financial resources. During latter part of 2001 six full-time positions were eliminated. These included four in marketing and sales and two in general and administrative. Additionally, advertising and travel expenditures were limited and accounted for a decrease in sales and marketing expenses of approximately $80,000 during the second quarter of 2002 when compared with the same period in 2001. The decrease in research and development expenses was primarily due to fewer engineering components being purchased in the second quarter of 2002 when compared with the same period in 2001. The purchase of component parts decreased by approximately $54,000 in the second quarter of 2002 when compared to the same period in 2001.

         Interest income decreased from $1,150 for the quarter ended June 30, 2001 to $2 in the quarter ended June 30, 2002. The reason for the decrease is that we had no excess cash to invest in short-term securities during 2002. Interest expense increased $5,080 in the quarter ended June 30, 2002 when compared with interest expense for the three-month period ended June 30, 2001. The reason for the increase was the greater outstanding debt in the second quarter of 2002 when compared with the same period in 2001. Other income decreased $6,955 in the second quarter of 2002 compared with the second quarter of 2001.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

         Sales of products for the six-month period ended June 30, 2002 decreased $106,337, or 18%, to $499,053 from $605,390 in the same period of 2001. The decrease occurred in the second quarter of 2002 and was discussed above.

         We generated no revenues from research and development grants in the six-month period ended June 30, 2002 because our final research grant expired in September 2001.

         Our gross margin on product sales decreased from 9% for the period ended June 30, 2001 to 4% for the six-month period ended June 30, 2002. A lack of efficiencies in the production of our products contributed to the decline in gross margin. These inefficiencies were primarily due to low volume of sales that occurred mainly in the second quarter of 2002.

         Operating expenses decreased $599,807 or 40% from $1,511,902 for the six-month period ended June 30, 2001 to $912,095 for the period ended June 30, 2002. As was explained above, the decrease is primarily due to our efforts to reduce to the extent possible all expenditures in 2002 because of the lack of financial resources. Reductions in expenditures for personnel, advertising, travel and engineering all contributed to the decrease in operating expenses.

         Interest income decreased in the six-month period ended June 30, 2002 to $17 from $5,446 in the six-month period ended June 30, 2001. The decrease was due to the Company having practically no excess cash to invest in 2002. Interest expense increased during the six-month period ended June 30, 2002 over that of the same period in 2001 because of increased borrowings in 2002 over those in 2001. The primary reason for the increased borrowing was the $380,000 advance under the August 2, 2001 convertible note and advances of $263,500 under the March 29, 2002 promissory note. Both notes were made by Mr. Oton Tisch, one of our directors.


CRITICAL ACCOUNTING POLICIES

         High-quality financial statements require rigorous application of high-quality accounting policies. The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

REVENUE RECOGNITION - Sales to qualified distributors are recognized when the products are shipped from the plant and ownership is transferred to the customer. In certain instances where we are required to install its products at a customer location, the revenue is deferred until the installation is complete. We provide an allowance for returns based on historical experience.

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


                           FORWARD-LOOKING STATEMENTS

This prospectus contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology, for instance the terms "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following:

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

Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results will differ and could differ materially from these forward-looking statements. The factors that could cause actual results to differ materially from those in the forward-looking statements include the following: (1) industry conditions and competition, (2) reforms in the health care industry or limitations imposed on third party or Medicare reimbursement of health care costs, (3) the rate of market acceptance of our products, particularly the Lasette, (4) operational risks and insurance, (5) risks associated with operating in foreign jurisdictions, (6) product liabilities which may arise in the future which are not covered by insurance or indemnity, (7) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the medical device industry and our operations in particular, (8) the ability to retain key personnel, (9) renegotiation, nullification or breach of contracts with distributors, suppliers or other parties and (10) the relationship with our suppliers, particularly our supplier of crystals used in our Ebrium:YAG lasers. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this prospectus will in fact occur.

                                             PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

                 None.

ITEM 2.          CHANGE IN SECURITIES

                          On May 16, 2002, the Company issued 438,270 shares of
                 its Common Stock in a private placement with three private investors, one of whom included Mr. Oton Tisch, a director of the Company. The gross proceeds to the Company were $235,000. Additionally, the three investors were issued warrants to purchase a total of 131,481 shares of the Company's Common Stock at a price of $0.87 per share. The warrants expire on May 17, 2007. The proceeds were used for working capital in the Company's day-to-day operations.

                          On July 29, 2002, we paid the outstanding principal
                 and interest of our August 2, 2001 note by issuing to Mr. Tisch 684,685 shares of our common stock upon conversion of the note. The conversion price of the convertible note was $0.5994 per share of our common stock.

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



                                    CELL ROBOTICS INTERNATIONAL, INC.



Dated:       August 14, 2002        By: /s/ Gary Oppedahl
         -----------------------       -----------------------------------------
                                       Gary Oppedahl, President & CEO



Dated:       August 14, 2002        By: /s/ Paul C. Johnson
         -----------------------        ----------------------------------------
                                        Paul C. Johnson, Chief Financial Officer