Form 10KSB/A
period 2001-12-31
CELL ROBOTICS INTERNATIONAL INC
filed 2002-08-22
CIK 845291

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 2)
[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          -------------   ----------

                         Commission file number: 0-27840
                                                ---------

                        CELL ROBOTICS INTERNATIONAL, INC.
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                INTRODUCTORY NOTE

       We filed our original Annual Report on Form 10-KSB for the year ended December 31, 2001 with the Securities and Exchange Commission ("SEC") on April 1, 2002 and filed our Amendment No. 1 to the Annual Report on Form 10-KSB/A containing the information required under Part III with the SEC on April 30, 2002. This Amendment No. 2 to the Annual Report on Form 10-KSB/A is being filed solely for the purposes of re-filing Exhibit 10.25. The remainder of the Form 10-KSB, as previously filed, is unchanged.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
  NO.                   TITLE
-------                 -----
10.25         License Agreement between the company and Becton Dickinson and Company



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Registrant:                         CELL ROBOTICS INTERNATIONAL, INC.


         Dated:  August 22, 2002             By:  /s/ Gary Oppedahl
                                                  ------------------------------
                                                  Gary Oppedahl, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Dated: August 22, 2002             /s/ Gary Oppedahl
                                            ------------------------------------
                                            Gary Oppedahl, President, Chief
                                            Executive Officer, Principal
                                            Executive Officer and Director


         Dated: August 22, 2002             /s/ Paul C. Johnson
                                            ------------------------------------
                                            Paul Johnson, Chief Financial
                                            Officer, Principal Accounting
                                            Officer, Treasurer, Director and
                                            Secretary


         Dated: August 22, 2002             /s/ Oton Tisch
                                            ------------------------------------
                                            Oton Tisch, Director



         Dated: August 22, 2002             /s/ Steven Crees
                                            ------------------------------------
                                            Steven Crees, Director



         Dated: August 22, 2002             /s/ Ronald K. Lohrding
                                            ------------------------------------
                                            Ronald K. Lohrding, Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.25         License Agreement between the company and Becton Dickinson and Company