Form 10QSB
period 2002-09-30
CELL ROBOTICS INTERNATIONAL INC
filed 2002-11-14
CIK 845291

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

            [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
             For the transition period from _________ to __________

                         Commission file number: 0-27840
                                                 -------

                        CELL ROBOTICS INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Colorado                                          84-1153295
  ---------------------------------                        ---------------------
    (State or other jurisdiction                              I.R.S. Employer
  of incorporation or organization)                        Identification number

     2715 Broadbent Parkway N.E., Albuquerque, New Mexico          87107
     ---------------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (505) 343-1131



As of November 13, 2002, 16,153,203 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [   ]  No [ X ]

                                           INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets at September 30, 2002 (unaudited)
                      and December 31, 2001                                               4

                      Consolidated Statements of Operations for the Three Months
                      ended September 30, 2002 and September 30, 2001 (unaudited)         5

                      Consolidated Statements of Operations for the Nine Months
                      ended September 30, 2002 and September 30, 2001 (unaudited)         6

                      Consolidated Statements of Cash Flows for the Nine Months
                      ended September 30, 2002 and September 30, 2001 (unaudited)         7

                      Notes to Unaudited Consolidated Financial Statements                8

         Item 2.      Management's Discussion and Analysis of Financial Conditions
                      and Results of Operation                                           12

         Item 3.      Controls and Procedures                                            17

PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                                  18

         Item 2.      Changes in Securities                                              18

         Item 3.      Defaults Upon Senior Securities                                    18

         Item 4.      Submission of Matters to a Vote of Security Holders                18

         Item 5.      Other Information                                                  18

         Item 6.      Exhibits and Reports on Form 8-K                                   18


                                            -2-

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

                          CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS
                                             UNAUDITED

                                                                      AS OF               AS OF
                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                      2002                2001
                                                                  -------------       -------------
ASSETS
------
Current assets:
     Cash and cash equivalents                                    $      3,678        $      5,633
     Accounts receivable, net of allowance for
         doubtful accounts of $4,991
          in 2002 and 2001                                             186,590             287,482
     Inventory                                                         619,063             911,421
     Other                                                              38,321              49,009
                                                                  -------------       -------------
         Total current assets                                          847,652           1,253,545
Property and equipment, net                                            300,827             386,914
Other assets, net                                                       66,624              19,279
                                                                  -------------       -------------
              Total assets                                        $  1,215,103        $  1,659,738
                                                                  =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
     Accounts payable                                             $    380,725        $    579,021
     Notes payable - related party                                   1,664,794           1,608,989
     Payroll related liabilities                                       165,820             145,952
     Royalties payable                                                 131,434             110,846
     Other current liabilities                                         139,956              44,607
                                                                  -------------       -------------
              Total current liabilities                              2,482,729           2,489,415
                                                                  -------------       -------------

Stockholders' equity (deficit):
     Preferred stock, $.04 par value. Authorized
         2,500,000 shares, no shares issued and outstanding
         at September 30, 2002 and December 31, 2001                         0                   0
     Common stock, $.004 par value.  Authorized
         50,000,000 shares, 11,636,999 and 9,965,137 shares
         issued and outstanding at September 30, 2002
         and December 31, 2001, respectively                            46,548              39,825
     Additional paid-in capital                                     26,303,135          25,223,575
     Accumulated deficit                                           (27,617,309)        (26,093,077)
                                                                  -------------       -------------
              Total stockholders' deficit                           (1,267,626)           (829,677)
                                                                  -------------       -------------
                                                                  $  1,215,103        $  1,659,738
                                                                  =============       =============

             SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                -4-

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                        THREE MONTHS ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      2002             2001
                                                  -------------    -------------

Product sales                                     $    477,277     $    402,063
Research and development grants                             --           88,923
                                                  -------------    -------------
         Total revenues                                477,277          490,986
                                                  -------------    -------------

Product cost of goods sold                            (380,217)        (269,236)
SBIR direct expenses                                        --          (88,923)
                                                  -------------    -------------
         Total cost of goods sold                     (380,217)        (358,159)
                                                  -------------    -------------

Gross profit                                            97,060          132,827
                                                  -------------    -------------

Operating expenses:
     General and administrative                        327,390          198,478
     Marketing and sales                               190,344          308,917
     Research and development                          140,981           99,714
                                                  -------------    -------------
         Total operating expenses                      658,715          607,109
                                                  -------------    -------------

Loss from operations                                  (561,655)        (474,282)
                                                  -------------    -------------

Other income (expense):
     Interest income                                        --              284
     Interest expense                                  (34,986)         (40,976)
     Other income, net                                  29,453           15,000
                                                  -------------    -------------
         Total other expense                            (5,533)         (25,692)
                                                  -------------    -------------

         Net loss                                 $   (567,188)    $   (499,974)
                                                  =============    =============

Weighted average common shares
     outstanding, basic and diluted                 11,357,919        9,980,644
                                                  =============    =============

Net loss per common share, basic and diluted      $      (0.05)    $      (0.05)
                                                  =============    =============

    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                       NINE MONTHS ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                     2002             2001
                                                 -------------     -------------

Product sales                                    $    976,330      $  1,007,453
Research and development grants                            --           133,823
                                                 -------------     -------------
         Total revenues                               976,330         1,141,276
                                                 -------------     -------------

Product cost of goods sold                           (857,012)         (821,049)
SBIR direct expenses                                       --          (133,823)
                                                 -------------     -------------
         Total cost of goods sold                    (857,012)         (954,872)
                                                 -------------     -------------

Gross profit                                          119,318           186,404
                                                 -------------     -------------

Operating expenses:
     General and administrative                       699,469           699,693
     Marketing and sales                              532,235         1,005,180
     Research and development                         339,106           414,137
                                                 -------------     -------------
         Total operating expenses                   1,570,810         2,119,010
                                                 -------------     -------------

Loss from operations                               (1,451,492)       (1,932,606)
                                                 -------------     -------------

Other income (expense):
     Interest income                                       17             5,730
     Interest expense                                (130,116)          (78,865)
     Other income, net                                 57,359            15,979
                                                 -------------     -------------
         Total other expense                          (72,740)          (57,156)
                                                 -------------     -------------

         Net loss                                $ (1,524,232)     $ (1,989,762)
                                                 =============     =============
Weighted average common shares
     outstanding, basic and diluted                10,748,007         9,980,203
                                                 =============     =============

Net loss applicable to common shareholders
     per common share, basic and diluted         $      (0.14)     $      (0.20)
                                                 =============     =============

    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                         NINE MONTHS ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                        2002           2001
                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
     Net loss                                       $(1,524,232)   $(1,989,762)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
     Depreciation and amortization                      109,449        133,475
     Beneficial conversion charge                        19,884             --
     Options and warrants issued for services            61,781         50,830
     Common stock issued for services                    71,573          8,907
     Decrease in accounts receivable                    100,892         54,317
     Decrease (increase) in inventory                   292,358       (187,536)
     (Increase) decrease in other assets                (51,096)        18,832
     Decrease in current liabilities                    (62,491)      (111,071)
                                                    ------------   ------------
     Net cash used in operating activities             (981,882)    (2,022,008)
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
     Net cash used in investing activities -
         purchase of property and equipment              (8,923)        (6,900)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
     Proceeds from notes payable and
         warrants - related party                       687,533      1,140,204
     Repayments of notes payable - related party       (221,328)       (28,054)
     Proceeds from exercise of stock options              2,932             --
     Net proceeds from issuance of common stock         519,713             --
                                                    ------------   ------------

     Net cash provided by financing activities          988,850      1,112,150
                                                    ------------   ------------

Net decrease in cash and cash equivalents:               (1,955)      (916,758)

     Cash and cash equivalents:
     Beginning of period                                  5,633        958,144
                                                    ------------   ------------
     End of period                                  $     3,678    $    41,386
                                                    ============   ============

SUPPLEMENTAL INFORMATION:
-------------------------
     Interest paid                                  $     8,545    $     4,546
     Non-cash - Conversion of debt to equity            410,400             --
                                                    ============   ============

    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                CELL ROBOTICS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

         On January 25, 2002, the Company issued 424,208 shares of its Common Stock in a private placement with William Hayman, a private investor, which resulted in gross proceeds to the Company of $300,000. Additionally Mr. Hayman was issued warrants to purchase 84,842 shares of the Company's Common Stock at a price of $0.90 per share. The warrants expire on January 25, 2007. A success fee of 8,333 shares of the Company's Common Stock was paid to Leof Strand, a finder, after the close of the transaction.

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

         On July 29, 2002, the Company issued 684,685 shares of its Common Stock to convert all principal and interest owed of $410,400 under the August 2, 2001 convertible note to equity. As of July 29, 2002 no amounts remain outstanding under the convertible note.

         On August 2, 2002, the Company issued 70,000 shares of its Common Stock to three consultants, of which 50,000 shares were issued to Mr. Oton Tisch and 5,000 shares were issued to Mr. Eutimio Sena, directors of the Company. The fair value of these shares, as determined by the average trading prices for the Company's Common Stock on August 2, 2002, was recorded as a non-cash charge of $50,050 for the services provided by the consultants.

         On September 12 and 18, 2002, the Company issued an aggregate of 47,442 shares of its Common Stock to two consultants. The fair value of these shares, as determined by the average trading prices for the Company's Common Stock on the issuance dates, was recorded as a non-cash charge of $21,523 for the services provided by the consultants.

3.       Notes Payable
         -------------

         In December 1999, the Company issued a note payable for $250,000 to Humagen Fertility Diagnostics, Inc. whose president, chief executive officer and majority shareholder is Dr. Debra Bryant, a former member of the Company's board of directors. The note accrued interest at six percent. In January 2001, the Company used $45,000 of the proceeds of the loans by the Company's directors and their affiliates described below as payment against the outstanding balance of $250,000 plus accrued interest. The Company also paid monthly installments of $10,000 each from February through April 2001. The remaining principal balance and accrued interest of the note were paid in installments of $50,000 each month at the end of January, February and March 2002 with a final payment at the end of April 2002 of $43,828. Commencing January 1, 2002 through the date of repayment, the Company accrued and paid approximately $2,900 of interest on this note.

         On January 31, 2001, certain members of the Company's board of directors and affiliates of members or former members of its board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000. Loans in the amount of $100,000, $400,000 and $500,000 under this
$1,000,0000 commitment were made in February 2001, March 2001 and May 2001, respectively. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. As of the filing date of this report these loans are due and payable in full. Additionally, the lenders were issued warrants to purchase an aggregate of 150,000 shares of Common Stock. The warrants are exercisable until January 31, 2004, for Common Stock at a price of $1.125 per share, the market price for the Common Stock when the loan agreement was signed. The warrants are immediately exercisable. The Company has allocated $32,540 in proceeds from the loan to the warrants based on the fair value of the warrants. This amount was recorded as a discount on the loans and was amortized over the life of the loans. As of September 30, 2002 approximately $987,000 of principal was outstanding under the loan agreement. During the nine-month period ended September 30, 2002 the Company accrued approximately $75,000 of interest expense on these promissory notes.

         In August 2001, the Company signed a convertible note in the face amount of $500,000 payable to Mr. Oton Tisch, one of the Company's directors. Mr. Tisch, funded $190,000 after the signing of the convertible note in August 2001. Additional funds of $150,000 and $40,000 were provided by Mr. Tisch in December 2001 and January 2002, respectively. All principal and accrued interest evidenced by the note totaling $410,400 were converted into 684,685 shares of the Company's Common Stock on July 29, 2002. The conversion price of the convertible note was $0.5994 per share of the Company's Common Stock. Upon the funding of the convertible note, warrants issued to Mr. Tisch to purchase 28,500 shares of the Company's Common Stock became exercisable. The warrants are exercisable until August 2, 2004, for Common Stock at a price of $0.67 per share.

         On March 29, 2002, the Company signed a promissory note in the face amount of $2,000,000 payable to one of the Company's directors, Mr. Oton Tisch. This new promissory note allows Mr. Tisch to make one or more advances to the Company at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $2,000,000. Therefore, Mr. Tisch has no obligation or commitment to make any loans under this note. This note bears interest at 8% per annum and is secured by all the Company's assets. The outstanding principal balance under this note was $537,300 on September 30, 2002. All principal and interest outstanding under the note is due on April 1, 2004. During the nine-month period ended September 30, 2002 the Company accrued approximately $9,800 of interest under this promissory note.

4.       Earnings Per Share
         ------------------

         Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the quarter, is the same as basic loss per share for the periods ended September 30, 2002 and 2001, as all potentially dilutive securities were anti-dilutive.

         Options to purchase 3,585,702 and 2,226,075 shares of common stock were outstanding at September 30, 2002 and 2001, respectively. Warrants to purchase 2,182,649 and 1,691,326 shares of common stock were outstanding at September 30, 2002 and 2001, respectively. These were not included in the computation of diluted earnings per share as the exercise of the options would have been anti-dilutive because of the net losses incurred in the periods ended September 30, 2002 and 2001.

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

                                                                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 2002
                                                                 ------------------
                                               SCIENTIFIC           LASER-BASED
                                                RESEARCH              MEDICAL
                                               INSTRUMENTS            DEVICES           CORPORATE        TOTAL
                                               -----------            -------           ---------        -----
         Revenues from customers            $      534,509             441,821                 -         976,330

         Loss from operations                     (173,630)           (578,393)         (699,469)     (1,451,492)

                                                                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 2001
                                                                 ------------------
                                               SCIENTIFIC           LASER-BASED
                                                RESEARCH              MEDICAL
                                               INSTRUMENTS            DEVICES           CORPORATE        TOTAL
                                               -----------            -------           ---------        -----
         Revenues from customers            $      714,770             292,683                 -       1,007,453
         Research and development
              grants                               133,823                   -                 -         133,823
         Profit (loss) from operations              80,944          (1,316,856)         (696,694)     (1,932,606)

                                                                 THREE MONTHS ENDED
                                                                 SEPTEMBER 30, 2002
                                                                 ------------------
                                               SCIENTIFIC           LASER-BASED
                                                RESEARCH              MEDICAL
                                               INSTRUMENTS            DEVICES           CORPORATE        TOTAL
                                               -----------            -------           ---------        -----
         Revenues from customers            $      282,939             194,338                 -         477,277

         Profit (loss) from operations               5,120            (239,385)         (327,390)       (561,655)



                                                                 THREE MONTHS ENDED
                                                                 SEPTEMBER 30, 2001
                                                                 ------------------
                                               SCIENTIFIC           LASER-BASED
                                                RESEARCH              MEDICAL
                                               INSTRUMENTS            DEVICES           CORPORATE        TOTAL
                                               -----------            -------           ---------        -----
         Revenues from customers            $      320,057              82,006                 -         402,063
         Research and development
              grants                                88,923                   -                 -          88,923
         Profit (loss) from operations              53,256            (330,135)         (197,403)       (474,282)

6.       Capital Resources
         -----------------

         Since inception, the Company has incurred operating losses and other equity charges which have resulted in an accumulated deficit of $27,617,309 at September 30, 2002 and operations using net cash of $981,882 in the nine-month period ended September 30, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operations for the nine-month periods ended September 30, 2002 and 2001 was $981,882 and $2,022,008, respectively. The primary reason for the decrease in cash used in operations during the nine-month period ended September 30, 2002, as compared to the same period in the prior year, was that we had fewer cash resources. We have also taken steps to limit or reduce our personnel and other costs through personnel reductions, limitation of travel expenditures and other methods to achieve other administrative cost reductions.

         Cash provided by financing activities for the nine-month periods ended September 30, 2002 and 2001 was $988,850 and $1,112,150, respectively. The decrease in net cash provided by financing activities resulted primarily from fewer available sources of capital during the nine-month period ended September 30, 2002 when compared to the same period in 2001.

         Total assets decreased to $1,215,103 at September 30, 2002 from $1,659,738 at December 31, 2001, a decrease of $444,635, or 27%. This decrease in total assets is primarily attributed to the following:

         o Our current assets decreased $405,893, or 32%, as of September 30, 2002 compared to our current assets as of December 31, 2001. This decrease was primarily the result of decreases in accounts receivable and inventory as described below.

         o Accounts receivable decreased $100,892 from $278,482 at December 31, 2001 to $186,590 at September 30, 2002. This decrease occurred because we made an effort during the third quarter of 2002 to collect as much cash as possible.

         o Inventory decreased by $292,358, or 32%, to $619,063 at September 30, 2002 from $911,421 at December 31, 2001. The decrease was primarily due to the lack of financial resources to purchase additional components.

         Our current ratio at September 30, 2002 was 0.34 compared to 0.5 at December 31, 2001. Our total current liabilities decreased $6,686 from $2,489,415 at December 31, 2001 to $2,482,729 at September 30, 2002. Our working capital decreased to a deficit of $1,635,077 at September 30, 2002 from a deficit of $1,235,870 at December 31, 2001. The decrease in working capital was primarily due to the use of cash resources to fund our ongoing operating losses, as well as decreases in accounts receivable and inventory as described above.

         COMMITMENTS - As of November 13, 2002, our outstanding indebtedness for borrowed money includes the following:

         o In January 2001, certain members of our board of directors and affiliates of members or former members of our board of directors agreed to make term loan advances to us in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement with us. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. On November 13, 2002, we issued 2,309,255 shares of our common stock to Mr. Oton Tisch in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of the filing date of this report, the remaining principal balance of loans outstanding under the loan agreement was approximately $87,000. These loans can be demanded at any time. In connection with the January 2001 loan commitment, each lender was issued a warrant in proportion to the amount of the loan made by that lender. The warrants allow the lenders to purchase an aggregate of 150,000 shares of our common stock. The warrants may be exercised until January 31, 2004, at a price equal to $1.125 per share of our common stock.

         o On March 29, 2002, we signed a promissory note in the face amount of $2,000,000 payable to one of our directors, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. Under this promissory note, Mr. Tisch may make one or more advances to us at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $1,488,500 (the "Loan A Facility"). Additionally, Mr. Tisch must make requested advances under this note up to an aggregate principal sum of $511,500 so long as he remains satisfied in his reasonable credit judgment with our capital raising activities (the "Loan B Facility"). Therefore, Mr. Tisch has no obligation or commitment to make any loans under the Loan A Facility and must make advances under the Loan B Facility only to the extent he is satisfied with our capital raising activities in his reasonable credit judgment. This note bears interest at 8% per annum and is presently secured by all our assets. Mr. Tisch has funded a total principal amount of $537,300 under this note as of the date of this report. On November 13, 2002, we issued 776,949 shares of our common stock to Mr. Tisch in repayment in full of $337,300 of principal and $12,327 of accrued interest owing to Mr. Tisch under the promissory note. As of the filing date of this report, the remaining principal balance of loans outstanding under the note was $200,000, of which $151,200 was outstanding under the Loan A Facility and $48,800 was outstanding under the Loan B Facility. No amounts borrowed under the Loan A Facility or the Loan B Facility may be reborrowed after being repaid by us. As of the date of this report, the remaining amount available under the Loan A Facility and the Loan B Facility is $1,000,000 and $462,700, respectively. All principal and interest outstanding under the note are due on April 1, 2004.

         CAPITAL SOURCES -- Our operating cash flows continue to be provided by ongoing sales of the Lasette and the Cell Robotics Workstation. During the first nine months of 2002, sales of our products generated revenues of approximately $976,000. In July 2002, we received a commitment from our distributor that sales the Lasette in China to order additional Lasettes. This commitment provides for sales of an additional 750 Lasettes, of which 300 have been purchased as of the date of this report, and 1.5 million clinical disposables through April 2003. The distributor also committed to order an additional 1,500 Lasettes in the 12 months thereafter, plus approximately 15 million corresponding disposables. Although the distributor has committed to purchase the above Lasettes and related disposables, we have no control over the timing or the amount of any order within the relevant periods discussed above. Further, the risks associated with these international activities includes, but are not limited to, the compliance by our distributor with its commitments. Although we are not aware of any reason that the distributor will not fulfill its commitment, we cannot assure you that it will remain in compliance with its agreement with us.

We are currently developing a modified version of the Lasette, called the Infant Lasette, designed specifically for neonatal/pediatric heelstick applications. We have also entered into an agreement with Sandstone Medical Technologies, LLC., a private company located in Homewood, Alabama, to use our core laser technology to develop a proprietary medical laser for aesthetic or skin rejuvenation applications, which we call the Ultra Light Laser. On September 30, 2002, we commenced our clinical trials of the Infant Lasette. After completing the requisite tests in the clinical trial, we will submit the Infant Lasette for FDA clearance. We anticipate that the FDA clearance will take at least three months following this submission. However, FDA clearance will be delayed if the FDA requests additional information based on the initial or subsequent submissions. Although there can be no assurances, we expect that we will be ready to sell the Infant Lasette in the second quarter of 2003. Additionally, we have received FDA clearance of the Ultra Light Laser. We are in the process of obtaining certain domestic and international safety clearances for this product, such as UL and CE certifications. Although there can be no assurances, we anticipate that we will be able to begin recognizing revenue for the Ultra Light Laser in the fourth quarter of 2002.

As discussed above, on September 17, 2002, we entered into an amended and restated promissory note payable to Mr. Tisch. Under this promissory note, Mr. Tisch may, in his discretion, make one or more advances to us under the Loan A Facility. Additionally, Mr. Tisch must make requested advances under this note under the Loan B Facility so long as he remains satisfied in his reasonable credit judgment with our capital raising activities. As of the date of this report, the remaining amount available under the Loan A Facility and the Loan B Facility is $1,000,000 and $462,700, respectively.

In addition to the above sources, we have and may continue to raise capital through the issuance of debt, equity and convertible debt instruments, or through the exchange of existing instruments through transactions that could provide us with additional capital.

         ADEQUACY OF CAPITAL - Since our inception, to provide working capital for our product development and marketing activities, we have relied principally upon the proceeds of both debt and equity financings and, to a lesser extent, the proceeds of Small Business Innovative Research grants. Research and development grants accounted for revenues of $137,597 in 2001. No research and development grant revenue was received in the first nine months of 2002. We have not been able to generate sufficient cash from operations and, as a consequence, we must seek additional financing to fund ongoing operations.

We anticipate that our existing current working capital and expected cash flow from operating activities will only be sufficient to allow us to meet operational obligations through December 12, 2002, assuming the repayment of the remaining amounts outstanding under our January 2001 loan agreement are not demanded before that date. As of September 30, 2002, our net working capital was a deficit $1,635,077 and our total cash and cash equivalents was less than $4,000. Additionally, we expect to experience operating losses and negative cash flow for the foreseeable future. Therefore, we do not have sufficient cash to sustain those operating losses without additional financing. We presently need financing to repay our current indebtedness, including payment of our notes in the aggregate principal amount of approximately $87,000 that are currently due and payment of borrowed indebtedness in the principal amount of $27,000 that is due on November 30, 2002. In addition to debt service requirements, we will require cash to fund our operations. Based on our current operations, we estimate that our cash needs will be approximately $150,000 each month for the foreseeable future and will be a total of approximately $1,200,000 through June 30, 2003. Our operating requirements depend upon several factors, including the rate of market acceptance of our products, particularly the Lasette, our level of expenditures for manufacturing, marketing and selling our products, costs associated with our staffing and other factors. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Although we have had discussions with potential investors, we have not been able to obtain financing on acceptable terms as of the date of this report. We intend to continue to seek to raise equity or debt financing. However, no assurance can be given that we will be able to obtain additional financing on favorable terms, if at all. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing shareholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. In addition, we have received a report from our independent auditors covering our fiscal years ended December 31, 2001 and 2000 financial statements. The report contains an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

         To date, we have generated only limited revenues from the sale of our products and have been unable to profitably market our products. We incurred net losses applicable to common shareholders of $1,524,232 and $1,989,762 for the nine-month periods ended September 30, 2002 and 2001, respectively, and net losses of $2,723,844 and $5,036,182 in 2001 and 2000, respectively. Revenues from the sale of our products were $976,330 and $1,007,453 for the nine-month periods ended September 30, 2002 and 2001, respectively and were $1,461,447 and $992,710 for the years ended December 31, 2001 and 2000, respectively. We expect to experience operating losses and negative cash flow for the foreseeable future. We do not have sufficient cash to sustain continuing operating losses without additional financing. Even if we are able to obtain additional financing to allow us to continue operations and repay indebtedness, we will still need to generate significant revenues and improve our gross margins to fund anticipated manufacturing and marketing costs and to achieve and maintain profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability, which will have a negative impact on the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

         Sales of products for the three-month period ended September 30, 2002 increased $75,214, or 19%, to $477,277 from $402,063 in the same period of 2001. The increase was primarily due to purchases by our new distributor who sells our laser-based medical products into China. The purchases by the new distributor were made for initial stocking purposes. Sales of our scientific research instruments decreased $37,118 or 12% from $320,057 during the quarter ended September 30, 2001 to $282,939 for the quarter ended September 30, 2002. Sales of our laser-based medical products increased $112,332, or 137%, from $82,006 for the quarter ended September 30, 2001 to $194,338 for the quarter ended September 30, 2002.

         We generated no revenues from research and development grants in the third quarter of 2002 because our final research grant expired in September 2001.

         Our gross margin on product sales decreased to a margin of 20% for the quarter ended September 30, 2002 from a gross margin of 33% for the quarter ended September 30, 2001. A lack of efficiencies in the production of our products contributed to the lower gross margin.

         General and administrative expenses increased $128,912, or 65%, from $198,478 for the quarter ended September 30, 2001 to $327,390 for the quarter ended September 30, 2002. The increase is primarily due to non-cash charges incurred in connection with the issuance of 117,442 shares of our common stock in payment of consulting services. Marketing and sales expenses decreased $118,573, or 38%, from $308,917 for the quarter ended September 30, 2001 to $190,344 for the quarter ended September 30, 2002. The decrease was primarily due to four sales positions that were staffed in 2001, but not in 2002. In the latter part of 2001 four marketing and sales positions were eliminated. Therefore, the salaries associated with these positions and the travel expenditures were eliminated. The increase in research and development expenses was primarily due to more engineering components being purchased in the third quarter of 2002 when compared with the same period in 2001. These engineering components were purchased for the development of the modified Lasette to perform heelsticks on infants and the skin refreshening "Ultra-Light Laser" products.

         Interest income decreased from $284 for the quarter ended September 30, 2001 to $0 in the quarter ended September 30, 2002. The reason for the decrease is that we had no excess cash to invest in short-term securities during 2002. Interest expense decreased $5,990 in the quarter ended September 30, 2002 when compared with interest expense for the three-month period ended September 30, 2001. The reason for the decrease was due to a slightly lower amount of outstanding debt in the third quarter of 2002 when compared with the same period in 2001. Other income increased $14,453 in the third quarter of 2002 compared with the third quarter of 2001. The reason for the increase was our receipt of a royalty payment from Hamilton Thorne Research, who purchased our IVF technology in 2000.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

         Sales of products for the nine-month period ended September 30, 2002 decreased $31,123, or 3%, to $976,330 from $1,007,453 in the same period of 2001. The decrease can primarily be attributed to lower sales in the second quarter of 2002. Sales in the second quarter of 2002 decreased primarily due to a lack of financial resources to promote sales and to purchase inventory components that were required to assemble products for orders.

         Research and development grant revenue was $133,823 for the nine-month period ended September 30, 2001 compared to no revenues in the same period of 2002. We generated no revenues from research and development grants in the nine-month period ended September 30, 2002 because our final research grant expired in September 2001.

         Our gross margin on product sales decreased from 19% for the period ended September 30, 2001 to 12% for the nine-month period ended September 30, 2002. A lack of efficiencies in the production of our products contributed to the decline in gross margin.

         Operating expenses decreased $548,200, or 26%, from $2,119,010 for the nine-month period ended September 30, 2001 to $1,570,810 for the period ended September 30, 2002. The decrease is primarily due to our efforts to reduce to the extent possible all expenditures in 2002 because of the lack of financial resources. Reductions in expenditures for personnel, advertising, travel and engineering all contributed to the decrease in operating expenses. Marketing and sales expenses decreased $472,945 mainly because of the elimination of four positions in the September of 2001. No expenses associated with those positions were incurred in 2002.

         Interest income decreased in the nine-month period ended September 30, 2002 to $17 from $5,730 in the nine-month period ended September 30, 2001. The decrease was due to us having practically no excess cash to invest in 2002. Interest expense increased during the nine-month period ended September 30, 2002 over the same period in 2001 because of increased borrowings in 2002 over those in 2001. Most of the increased borrowing is attributed to advances made under the August 2, 2001 convertible note and advances made under the March 29, 2002 promissory note. Both notes were made by Mr. Oton Tisch, one of our directors.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Our principal executive officer and our principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a -14 (c) of the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, have concluded that the company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the rules of the Securities Exchange Act of 1934.

(b)      CHANGES IN INTERNAL CONTROLS.

         There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  None.

ITEM 2.           CHANGE IN SECURITIES

                           On July 29, 2002, we converted the outstanding
                  principal and interest of our August 2, 2001 note by issuing to Mr. Tisch 684,685 shares of our common stock upon conversion of the note. The conversion price of the convertible note was $0.5994 per share of our common stock. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

                           On August 2, 2002, we issued 70,000 shares of our
                  common stock to three consultants for services rendered, of which 50,000 shares were issued to Mr. Oton Tisch and 5,000 shares were issued to Mr. Eutimio Sena, directors of the company. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

                           On September 12 and 18, 2002, we issued and aggregate
                  of 47,442 shares of our common stock to two consultants for services rendered. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in
                  Section 4(2) of the Securities Act.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES
                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None.

ITEM 5.           OTHER INFORMATION
                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits:               10.1 Amended and Restated Promissory Note dated
                           September 17, 2002 executed by the company and payable to Oton Tisch.

Reports on Form 8-K:       On August 14, 2002, we filed a Form 8-K with respect
                           to executive certifications required pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CELL ROBOTICS INTERNATIONAL, INC.



Dated: November 14, 2002            By: /s/ Gary Oppedahl
       -----------------                ----------------------------------------
                                        Gary Oppedahl, President & CEO



Dated: November 14, 2002            By: /s/ Paul C. Johnson
       -----------------                ----------------------------------------
                                        Paul C. Johnson, Chief Financial Officer

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Gary Oppedahl, Chief Executive Officer of Cell Robotics International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cell Robotics International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002            By: /s/ Gary Oppedahl
       -----------------                ----------------------------------------
                                        Gary Oppedahl
                                        Chief Executive Officer
                                        Cell Robotics International, Inc.

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Paul C. Johnson, Chief Financial Officer of Cell Robotics International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cell Robotics International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                  By: /s/ Paul C. Johnson
      -----------------                      ---------------------------------
                                             Paul Johnson
                                             Chief Financial Officer
                                             Cell Robotics International, Inc.