Form 10KSB/A
CELL ROBOTICS INTERNATIONAL INC
filed 2003-01-08
CIK 845291

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 3)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    ----------------

                         Commission file number: 0-27840
                                                ---------

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

                                 Title of Class
                          -----------------------------
                          Common Stock, $.004 par value

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                INTRODUCTORY NOTE

       We filed our original Annual Report on Form 10-KSB for the year ended December 31, 2001 with the Securities and Exchange Commission ("SEC") on April 1, 2002, filed our Amendment No. 1 to the Annual Report on Form 10-KSB/A containing the information required under Part III with the SEC on April 30, 2002 and filed our Amendment No. 2 to the Annual Report on Form 10-KSB/A for the purpose of filing Exhibit 10.25. This Amendment No. 3 to the Annual Report on Form 10-KSB/A is being filed solely for the purpose of responding to comments of the SEC. The amendment includes the filing of Exhibit 10.26. The remainder of the Form 10-KSB, as previously filed, is unchanged.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

EXHIBIT
  NO.                   TITLE
-------                 -----
10.26       Distribution Agreement between the company and Meiwa Shoji Co., Ltd.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Registrant:                    CELL ROBOTICS INTERNATIONAL, INC.


         Dated:  January 6, 2003        By: /s/ Gary Oppedahl
                                            -----------------------------------------------------
                                            Gary Oppedahl, President



         Dated: January 6, 2003             /s/ Paul C. Johnson
                                            -----------------------------------------------------
                                            Paul Johnson, Chief Financial Officer, Principal
                                            Accounting Officer, Treasurer, Director and Secretary

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

     I, Gary Oppedahl, Chief Executive Officer of Cell Robotics International, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Cell Robotics International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: January 6, 2003                        /s/ Gary Oppedahl

                                             Gary Oppedahl
                                             Chief Executive Officer
                                             Cell Robotics International, Inc.



                    CERTIFICATION BY CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Paul C. Johnson, Chief Financial Officer of Cell Robotics International, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Cell Robotics International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: January 6, 2003                        /s/ Paul Johnson

                                             Paul Johnson
                                             Chief Financial Officer
                                             Cell Robotics International, Inc.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cell Robotics International, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary Oppedahl, Chief Executive Officer of the Company, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, based upon a review of the Report, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/ Gary Oppedahl

                                             Gary Oppedahl
                                             Chief Executive Officer
                                             Cell Robotics International, Inc.
                                             January 6, 2003



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Cell Robotics International, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Johnson, Chief Financial Officer of the Company, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, based upon a review of the Report, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                             /s/ Paul Johnson

                                             Paul Johnson
                                             Chief Financial Officer
                                             Cell Robotics International, Inc.
                                             January 6, 2003

                               INDEX TO EXHIBITS


EXHIBIT
 NO.             TITLE
-------          -----
10.26        Distribution Agreement between the company and Meiwa Shoji Co., Ltd.