Form 10KSB/A
period 2001-12-31
CELL ROBOTICS INTERNATIONAL INC
filed 2003-02-11
CIK 845291

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 4)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                  For the fiscal year ended December 31, 2001

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

        For the transition period from _____________ to ________________

                         Commission file number: 0-27840

                        CELL ROBOTICS INTERNATIONAL, INC.
                        ---------------------------------
                 (Name of Small Business Issuer in its Charter)

          Colorado                                              84-1153295
          ------------------                            ------------------------
 (State or other jurisdiction                                 I.R.S. Employer
 of incorporation or organization)                        Identification number

 2715 Broadbent Parkway N.E., Albuquerque, New Mexico                  87107
 -------------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)

           Issuer's telephone number, including area code:  (505) 343-1131
                                                          ------------------

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                INTRODUCTORY NOTE

The Registrant filed its original Annual Report on Form 10-KSB for the year ended December 31, 2001 on April 1, 2002, filed its Amendment No. 1 to the Annual Report on Form 10-KSB/A on April 30, 2002 containing the information required under Part III, filed its Amendment No. 2 to the Annual Report on Form 10-KSB/A on August 22, 2002 containing Exhibit 10.25 and filed its Amendment No. 3 to the Annual Report on Form 10-KSB/A on January 8, 2003 containing Exhibit
10.26. This Amendment No. 4 to the Annual Report on Form 10-KSB/A is being filed being filed solely for the purpose of responding to comments of the Securities and Exchange Commission (the "SEC"). The amendments include (1) the amendment and restatement of Item 1 in its entirety, (2) the amendment and restatement of
Item 6 in its entirety, (3) the amendment and restatement of Item 7 to reflect revisions to Footnotes 2, 10 and 12 of, and the addition of Footnote 14 to, the Registrant's consolidated financial statements for the year ended December 31, 2001, and (4) the amendment and restatement of Item 11 to reflect the beneficial ownership by two of our shareholders of certain shares of common stock issuable upon exercise of warrants and (5) the amendment and restatement of Item 12 in its entirety. In order to preserve the nature and character of the disclosures as of April 1, 2002 and, with respect to Part III only, as of April 30, 2002, except as specifically discussed in this Amendment No. 4 to the Annual Report on Form 10-KSB/A, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filings on April 1, 2002 and April 30, 2002, respectively. Accordingly, this Amendment No. 4 to the Annual Report on Form 10-K/A should be read in conjunction with the Registrant's subsequent filings with the SEC.

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

         o DEVELOP MARKET RECOGNITION. We are positioning our laser-based medical devices as preferred technological solutions to clearly-defined medical needs. We seek to create significant brand awareness for the Lasette, our signature product, particularly with consumers that use the Lasette for home use. To accomplish this, we plan to advertise in clinical and diabetes-related publications, direct mailings, tradeshows and print and Internet media. We also use trademarked product names that can be clearly recognized by customers, such as Lasette(R) and LaserTweezers(R).

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

MARKETS. In the United States, an estimated 17 million people have some form or variation of diabetes. However, only 11.1 million people in the United States have been diagnosed with diabetes.

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

MARKETING AND DISTRIBUTION. We have advertised the Lasette for home use and for clinical use in journals placed with clinics and direct marketing to medical device distributors and other groups and organizations that may have an interest in the benefits of the Lasette for themselves and for their clients. We also advertise through direct mailings, tradeshows and print and Internet media. The Lasette for home use is sold through distributors and directly to customers. The Lasette for clinical use is distributed through several regional distributors within and outside the United States. Beginning in November 2001 and continuing until June 2002, our exclusive distributor in China was C.A. Continentals, Inc. We terminated our relationship with C.A. Continental in June 2002 as a result of certain defaults by C.A. Continental under our agreement. We entered into a new distribution agreement with California Caltech, Inc. in July 2002, which grants exclusive distribution rights for the Lasette in China. The initial term of the distribution agreement with California Caltech is for three years, but can be extended for additional periods of two years if both parties agree to do so. To date, our existing distribution relationships have not generated significant revenues. We believe that we will accomplish marketing and distribution of this Lasette product line through a collection of regional, national and international distributors of diabetic supplies or through manufacturers' representatives. We are currently holding discussions with regional, national and international distributors and intend to pursue additional non-exclusive regional and national distribution relationships, and non-exclusive or exclusive international distribution relationships.

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

REIMBURSEMENT. In the United States, as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay a significant portion of the cost of a patient's medical expenses. A uniform policy of reimbursement does not exist among all these payors. Therefore, reimbursement can be quite different from payor to payor. We believe that reimbursement is an important factor in the success of medical devices. Consequently, we plan to continue to seek reimbursement for the Lasette.

Some health insurance companies have covered the consumer's costs of the Lasette if a physician provides documentation indicating a medical necessity. However, currently the cost of the Lasette is not reimbursed by most private insurance programs. We plan to continue our efforts to seek consumer reimbursement for the Lasette by private payors. We intend to conduct clinical studies to determine the short-term and long term clinical utility of using the Lasette. However, because of limited cash resources, we cannot be certain as to when, if ever, we will be able to implement these clinical studies. If and when we are able to obtain these clinical trials, we will seek to use their results to demonstrate the economic benefits of the Lasette to third-party payors, which we believe will support our efforts to secure reimbursement.

In October 2001, we were notified by the Center for Medicare and Medicaid Services, or CMS, that a Healthcare Common Procedure Coding System, or HCPCS, code had been assigned to our Lasette. In January 2002, CMS published the allowable for our Lasette that was associated with the newly issued HCPCS code. Generally, Medicare reimburses 80% of the published allowable. In March 2002, we were notified by CMS that they have not established a medical criteria for our Lasette and as a result CMS is reevaluating the amount of the allowable previously assigned to our Lasette. The allowable actually set for the Lasette will depend on the medical policy established by CMS for the Lasette, which is largely outside our control. In April 2002, we confirmed that, based on CMS's present position, Medicare would only reimburse approximately $17 for the price of the Lasette, a minimal portion of its cost. We are currently working with CMS to provide input into CMS's establishment of an appropriate medical policy so that a higher allowable may be set. However, we can provide no assurance as to whether a medical policy favorable to us will be established by CMS, when the allowable for the Lasette will be set or the eventual amount of the allowable.

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

MARKETING AND DISTRIBUTION. While we intend to focus on the distribution and sale of our laser-based medical devices, we will continue to promote and market the scientific research instruments through direct sales, dealers, representatives and distribution arrangements. We currently have an agreement with Meiwa Shoji Company Ltd. granting exclusive distribution rights for the Cell Robotics Workstation in Japan. Meiwa Shoji accounted for 33% of our product sales in 2001. Since January 2002, Meiwa Shoji has no obligation to further promote or purchase the Cell Robotics Workstation under the agreement. Its appointment as distributor can be terminated by either party on 90 days' notice. We have also expanded domestic and international non-exclusive distribution channels for the Cell Robotics Workstation to include distributors in 17 countries.

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

In 1996, we became aware that Mr. Tankovich, a former employee of the Russian Academy of Science now residing in San Diego, California, holds the United States patent relating to the use of a laser for blood sample collection. In this Report, we sometimes refer to Mr. Tankovich's patent as the "Tankovich Patent." The Tankovich Patent was issued on November 24, 1992. Becton Dickinson and Company, a medical technology company, obtained a license of the Tankovich Patent from Mr. Tankovich in December 1995. The Lasette contains technological foundations that are similar to the claims made by the Tankovich Patent. In January 2002, we signed an exclusive license agreement with Becton Dickinson regarding the Tankovich Patent. The license is valid until the patent expires, which we estimate to be in 2012 based upon the patent's original filing date. We are required to pay Becton Dickinson a royalty of 2.5% on all sales of the Lasette and its related accessories. Under the license, the payment of royalties for sales during the first two years of the agreement is deferred until November

2004. Royalties earned during the third year of the agreement and through the remainder of the term will be payable on a quarterly basis. Additionally, as part of the license we issued warrants to Becton Dickinson to purchase 225,000 shares of our common stock. These warrants have an exercise price of $0.37 per share and expire in November 2006. In connection with the license, Becton Dickinson released us from any alleged infringement under the Tankovich Patent.

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

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Report.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

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

         o In August 2001, we signed a convertible note in the face amount of $500,000 payable to Mr. Oton Tisch, one of our directors. Mr. Tisch, funded $190,000 after the signing of the convertible note in August 2001. Additional funds of $150,000 and $40,000 were provided by Mr. Tisch in December 2001 and January 2002, respectively. Mr. Tisch no longer has a commitment to loan any additional funds under this convertible note. Principal and accrued interest evidenced by the note are convertible into shares of our common stock at any time. The conversion price of the convertible note is $0.5994 per share of our common stock or 90% of the average closing price per share of our common stock for 15 trading days ending on the trading day immediately prior to the date of conversion, whichever is less. However, the conversion price cannot be less than $0.30 per share. The convertible note, which is convertible at our options, bears interest at ten percent per annum and is presently secured by all our assets. Unless sooner converted, the convertible note is due on August 2, 2002. A non-cash beneficial conversion charge will be expensed as interest as a result of this transaction if at the time of conversion the fair market value of the Company's common stock is lower than it was when the convertible note was originally funded. The amount of this charge cannot be determined at this time due to the variable nature of the conversion price. In connection with the issuance of the convertible note, Mr. Tisch was issued a warrant to purchase up to 37,500 shares of our common stock, of which 28,500 shares have become exercisable. The remaining shares covered by the warrant will become exercisable in proportion to the amount funded by Mr. Tisch under the convertible note. The warrant is exercisable until August 2, 2004, for common stock at a price of $0.67 per share. The proceeds from the loan made to date under the convertible note were used to pay trade payables and for working capital and other general corporate purposes.

         o On January 25, 2002, we issued 424,208 shares of our common stock in a private placement with William Hayman, a private investor, which resulted in gross proceeds to us of $300,000. Additionally, Mr. Hayman was issued warrants to purchase 84,842 shares of our common stock at a price of $0.90 per share. The warrants expire on January 25, 2007. A success fee of 8,333 shares of our common stock was paid to Leof Strand, a finder, after the close of the transaction.

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

                                                      Preferred Stock           Common Stock
                                              --------------------------  ---------------------------     Paid-in      Accumulated
                                                  Shares        Amount       Shares         Amount        Capital        Deficit
                                              ------------  ------------  ------------   ------------   ------------  ------------
Balance at December 31, 1999                           --   $        --     8,244,121    $    32,976     19,154,908   (18,333,051)
Shares issued for services                             --            --       130,000            520        550,885            --
Exercise of stock options                              --            --       162,048            649        224,418            --
Exercise of stock warrants                             --            --       429,475          1,718        690,038            --
Issuance of shares at $4.00 in a private
    placement, less costs of offering                  --            --       500,000          2,000      1,733,502            --
Options & warrants issued
    for services                                       --            --            --             --        350,640            --
Issuance of stock on conversion of notes, less
    costs of offering                                  --            --       500,000          2,000      2,410,480            --
Net loss for 2000                                      --            --            --             --             --    (5,036,182)
                                              ------------  ------------  ------------   ------------   ------------  ------------
Balance at December 31, 2000                           --            --     9,965,644         39,863     25,114,871   (23,369,233)

Shares issued for services                             --            --        52,375            210         23,697            --
Stock cancellation                                     --            --       (61,882)          (248)           248            --
Options & warrants issued
    for services                                       --            --            --             --         84,759            --
Net loss for 2001                                      --            --            --             --             --    (2,723,844)
                                              ------------  ------------  ------------   ------------   ------------  ------------
Balance at December 31, 2001                           --   $        --    9,956,137     $    39,825     25,223,575   (26,093,077)
                                              ============  ============  ============   ============   ============  ============

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

         (d)      Inventory

                  Inventory is recorded at the lower of cost, determined by the first-in, first-out method, or market.

                  Inventory at December 31 consists of the following:
                                                     2001           2000
                                                 ------------   ------------
                  Finished goods                 $    98,611    $    56,273
                  Parts and components               729,378      1,022,813
                  Sub-assemblies                      83,432           -
                                                 ------------   ------------
                                                 $   911,421    $ 1,079,086
                                                 ============   ============


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

(3)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31:

                                               2001             2000
                                          -------------    -------------
         Furniture and fixtures           $     14,791     $     14,791
         Computers                             393,458          391,487
         Equipment                             975,527          970,581
         Leasehold improvements                 48,961           48,961
                                          -------------    -------------
                                             1,432,737        1,425,820
         Accumulated depreciation           (1,045,823)        (876,132)
                                          -------------    -------------
         Net property and equipment       $    386,914     $    549,688
                                          =============    =============

         (4)      OTHER ASSETS

         Other assets consist of the following at December 31:

                                               2001             2000
                                          -------------    -------------

         Patents                                48,246           48,246
         Non-compete agreements                  8,116            8,116
                                          -------------    -------------
                                                56,362           56,362
         Accumulated amortization              (37,083)         (32,253)
                                          -------------    -------------
         Net other assets                 $     19,279    $      24,109
                                          =============    =============

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

                  Following is a summary of activity in the Company's options for employees, directors, outside consultants, and technical advisors:

                                                                  YEAR ENDED DECEMBER 31,
                                                          2001                               2000
                                            --------------------------------   --------------------------------
                                                 WEIGHTED-                          WEIGHTED-
                                                  AVERAGE                            AVERAGE
                                                 EXERCISE                           EXERCISE
                                                   PRICE       NUMBER                 PRICE        NUMBER
                                                   -----       ------                 -----        ------

         Outstanding at beginning of year       $      2.14    1,594,575          $      1.73    1,618,123
         Granted                                $      0.58    1,538,225          $      2.56      605,833
         Exercised                              $         -          -            $      1.39     (162,048)
         Forfeited                              $      1.42     (209,174)         $      1.87     (467,333)
         Outstanding at end of year             $      1.37    2,923,626          $      2.14    1,594,575
         Exercisable at end of year             $      1.30    2,284,874          $      2.06    1,110,993

The following summarizes certain information regarding outstanding stock options at December 31, 2001:

                                           TOTAL                                         EXERCISABLE
                    ---------------------------------------------------   ----------------------------------
                                                           WEIGHTED-
                                         WEIGHTED-          AVERAGE           WEIGHTED-
                                          AVERAGE          REMAINING           AVERAGE
      EXERCISE                           EXERCISE         CONTRACTUAL         EXERCISE
     PRICE RANGE         NUMBER            PRICE         LIFE (YEARS)           PRICE            NUMBER
------------------  ----------------  ---------------  ----------------   ---------------    ---------------
   $  0.37 to 0.48           824,051  $          0.38              4.75   $          0.37            774,051
      0.58 to 0.84           665,000             0.72              4.36              0.78            475,000
      1.38 to 2.06           946,075             1.90              1.53              1.83            639,407
      2.69 to 3.97           458,500             2.81              3.36              2.79            379,749
      4.38 to 4.47            30,000             4.44              3.47              4.41             16,667
                    ----------------             ----               ---              ----    ---------------
   Total                   2,923,626  $          1.37              3.39   $          1.30          2,284,874
                    ================             ====              ====              ====    ===============

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

                                                                         2001                2000
                                                                     -------------      -------------
                  Reported net loss applicable to common
                    shareholders                                     $ (2,723,844)      $ (5,036,182)
                  Pro forma net loss applicable to common
                    shareholders                                       (3,189,844)        (5,889,284)
                  Pro forma net loss per share applicable to
                    common shareholders - basic and diluted          $       (.32)      $       (.63)
                                                                     =============      =============

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

 (7)     INCOME TAXES

         No provision for federal or state income tax expense has been recorded due to the Company's losses. Total income tax benefit differs from the amounts computed by applying the statutory tax rate to loss before income taxes. The reason for this difference is as follows:

         Expected tax benefit at the
                  U.S. statutory rate of 34%      ($926,107)      (1,712,302)
         Valuation allowance                        926,107        1,712,302
                                                 -----------      -----------
         Actual tax expense (benefit)                     0                0

         The Company has net operating loss carryforwards and temporary differences that give rise to the following deferred tax assets and liabilities:

                                                             DECEMBER 31,
                                                          2001          2000
                                                      ------------  ------------
         Deferred tax assets:
             Net operating loss carryforwards         $ 8,253,000     7,155,000
             Inventory capitalization                     184,000        71,000
             Vacation and sick leave payable               43,000        30,000
             Allowance for doubtful accounts               15,000            --
             Capital loss carryforward                     15,000            --
             Depreciation                                      --         7,000
                                                      ------------  ------------
                                                        8,510,000     7,263,000
         Less valuation allowance                      (8,418,000)   (7,234,000)
                                                      ------------  ------------
                  Net deferred tax asset                   92,000        29,000
                                                      ------------  ------------
         Deferred tax liabilities:
             Amortization                                  39,000        29,000
             Federal impact of state NOL carryforward       6,000            --
             Depreciation                                  47,000            --
                                                      ------------  ------------
                  Net deferred income taxes           $        --            --
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

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


(10)     NOTES PAYABLE, CONTINUED

         In August 2001, the Company signed a convertible note in the face amount of $500,000 payable to Mr. Oton Tisch, one of our directors. Mr. Tisch, funded $190,000 after the signing of the convertible note in August 2001. Additional funds of $150,000 and $40,000 were provided by Mr. Tisch in December 2001 and January 2002, respectively. Mr. Tisch no longer has a commitment to loan any additional funds under this convertible note. Principal and accrued interest evidenced by the note are convertible into shares of the Company's common stock at any time. The conversion price of the convertible note is $0.5994 per share of our common stock or 90% of the average closing price per share of our common stock for 15 trading days ending on the trading day immediately prior to the date of conversion, whichever is less. However, the conversion price cannot be less than $0.30 per share. The convertible note, which is convertible at the Company's option, bears interest at 10% per annum and is presently secured by all our assets. Unless sooner converted, the convertible note is due on August 2, 2002. We anticipate that a non-cash beneficial conversion charge will be expensed as interest as a result of this transaction. The amount of this charge cannot be determined at this time due to the variable nature of the conversion price. In connection with the issuance of the convertible note, Mr. Tisch was issued a warrant to purchase up to 37,500 shares of our common stock, of which 28,500 shares have become exercisable, after including the January 2002 funding. The remaining shares covered by the warrant will become exercisable in proportion to the amount funded by Mr. Tisch under the convertible note. The warrant is exercisable until August 2, 2004, for common stock at a price of $0.67 per share.

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

         In January 2002 the Company signed an exclusive licensing arrangement with Becton Dickinson and Company regarding the Tankovich Patent. The license is valid until the patent expires in 2012. The Company is required to pay Becton, Dickinson a royalty of 2.5% on all sales of the Lasette and its related accessories and to issue 225,000 warrants. Under the license, the payment of royalties for sales during the first two years of the agreement is deferred until November 2004. Royalties earned during the third year of the agreement and through the remainder of the term will be payable on a quarterly basis. In connection with the license, Becton Dickinson released the Company from any alleged infringement under the Tankovich Patent.

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

                                                                   DECEMBER 31, 2001
                                                                   -----------------

                                          SCIENTIFIC          LASER-BASED
                                           RESEARCH             MEDICAL
                                          INSTRUMENTS           DEVICES           CORPORATE         TOTAL
                                          -----------           -------           ---------         -----

     Revenues from customers          $    986,998               474,449                  -       1,461,447
     Research and development
              grants                       137,597                     -                  -         137,597
     Loss from operations                   (1,767)           (1,723,152)          (932,360)     (2,657,279)
     Segment assets                        167,647               496,274            995,817       1,659,738

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

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


(14)     RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No.142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with these statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The effect of the impairment tests on the earnings and financial position of the Company have yet to be determined, but the Company does not expect adoption of the standard to have any material impact on the Company's earnings and financial position.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sales. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board's No. 30 (APB 30), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective in 2002, but the Company does not expect adoption of the standard to have any material impact on the Company's earnings and financial position.

PART III

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

                                                       SHARES BENEFICIALLY OWNED
             NAME OF BENEFICIAL OWNER                    NUMBER        PERCENT
----------------------------------------------------  ------------  ------------
Chester Paulson(1)                                    1,036,625(2)       7.8%

Paulson Investment Company, Inc.(3)                     983,975(4)       7.4%

Dr. Ronald Lohrding(5)                                1,194,978(6)       9.5%

Oton Tisch(5)                                         1,935,167(7)      14.5%

Dr. Gerald Bernstein(5)                                  25,000(8)          *

Steven Crees(5)                                          26,500(9)          *

Paul Johnson(5)                                         159,267(8)       1.2%

All officers and directors as a group (5 persons)     3,340,912(10)     25.1%

----------

* Represents ownership interests of less than one percent.

(1) The business address is c/o Paulson Investment Company, 811 S.W., Naito Parkway, Suite 200, Portland, Oregon 97204.

(2) Includes 21,600 shares issuable upon exercise of warrants exercisable within 60 days of April 10, 2002 and 31,050 shares of our common stock owned directly by Mr. Paulson. Also includes 983,975 shares of our common stock beneficially owned by Paulson Investment Company of which Mr. Paulson is an officer. Mr. Paulson is also the controlling shareholder of Paulson Capital Corp., the parent company of Paulson Investment Company. Mr. Paulson disclaims beneficial ownership of the shares beneficially owned by Paulson Investment Company, Inc.

(3) The business address of Paulson Investment Company, Inc. is 811 S.W., Naito Parkway, Suite 200, Portland, Oregon 97204.

(4) Includes 267,800 shares subject to warrants exercisable within 60 days of April 10, 2002.

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

We entered into an International Sales and Marketing Contract with Obras Electromecanicas TKV in August 2001. Mr. Oton Tisch, one of our directors, is the President, Chief Executive Officer and the owner of TKV. Under the contract, TKV will perform international sales and marketing services for the Lasette and related accessories and the Cell Robotics Workstation in Mexico and various countries in Asia, Latin America, Central America, the Caribbean and Europe (these are referred to as the "territory" in the contract). During each year of the contract, TKV will receive 5% of the net value of Lasette and related accessories exports to the territory for the first $1,000,000 sold, 3.5% for the second $1,000,000 sold, 2.5% for the third $1,000,000 sold and 2% for the balance. TKV will not be separately compensated for services provided for the Cell Robotics Workstation unless TKV is involved in certain issues, in which case TKV will receive 3% of the sale value. For the year ended December 31, 2001, we have accrued approximately $8,000 of fees under the contract. The contract expires on August 1, 2003.

We believe that any transactions between us and our officers, directors, principal shareholders or other affiliates have been on terms no less favorable to us than could be obtained from unaffiliated third parties on an arms-length basis.

ITEM 13. EXHIBITS

   EXHIBIT
     NO.                 TITLE
     ---                 -----

    *23.1       Consent of KPMG LLP
    *99.1       Certificate of the Chief Executive Officer of Cell Robotics
                International, Inc.
    *99.2       Certificate of the Chief Financial Officer of Cell Robotics
                International, Inc.

* Filed herewith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Registrant:                  CELL ROBOTICS INTERNATIONAL, INC.


         Dated:  February 6, 2003     /s/ Gary Oppedahl
                                      ------------------------------------------
                                      Gary Oppedahl, President, Chief Executive
                                      Officer and Principal Executive Officer



         Dated: February 6, 2003      /s/ Paul Johnson
                                      ------------------------------------------
                                      Paul Johnson, Chief Financial Officer,
                                      Principal Accounting Officer, Treasurer,
                                      Director and Secretary


                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

         I, Gary Oppedahl, Chief Executive Officer of Cell Robotics International, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Cell Robotics International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: February 6, 2003                        /s/ Gary Oppedahl
                                              -----------------
                                              Gary Oppedahl
                                              Chief Executive Officer
                                              Cell Robotics International, Inc.

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

         I, Paul C. Johnson, Chief Financial Officer of Cell Robotics International, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Cell Robotics International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: February 6, 2003                         /s/ Paul Johnson
                                               ----------------
                                               Paul Johnson
                                               Chief Financial Officer
                                               Cell Robotics International, Inc.