Form 10QSB/A
period 2002-03-31
CELL ROBOTICS INTERNATIONAL INC
filed 2003-02-11
CIK 845291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
           For the transition period from ___________ to _____________

                         Commission file number: 0-27840


                        CELL ROBOTICS INTERNATIONAL, INC.
                        ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Colorado                                            84-1153295
           --------                                            ----------
 (State or other jurisdiction                                I.R.S. Employer
of incorporation or organization)                         Identification number

   2715 Broadbent Parkway N.E., Albuquerque, New Mexico           87107
   --------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

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

                                INTRODUCTORY NOTE

The Registrant filed its original Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 on May 15, 2002. This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A is being filed solely for the purpose of responding to comments of the Securities and Exchange Commission (the "SEC"). The amendments include (1) the amendment and restatement of Item 1 of Part I to reflect revisions to Footnotes 3 and 4 of Registrant's consolidated financial statements for the quarter ended March 31, 2002, (2) the amendment and restatement of Item 2 of Part I in its entirety and (3) the amendment and restatement of Item 2 of Part II in its entirety. In order to preserve the nature and character of the disclosures as of May 15, 2002, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on May 15, 2002. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A should be read in conjunction with the Company's subsequent filings with the SEC.

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

         Item 3.      Defaults Upon Senior Securities

         Item 4.      Submission of Matters to a Vote of Security Holders

         Item 5.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements contained in this report have been prepared by Cell Robotics International, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosures made in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, as amended have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, as amended. The results of the interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year.


                          CELL ROBOTICS INTERNATIONAL, INC.
                                   AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                                          AS OF             AS OF
                                                      MARCH 31, 2002   DECEMBER 31, 2001
                                                      -------------      -------------
                                                       (UNAUDITED)
ASSET
Current assets:
     Cash and cash equivalents                        $        847       $      5,633
     Accounts receivable, net of allowance for
       doubtful accounts of $4,991 in 2002
       and 2001                                            277,819            287,482
     Inventory                                             745,677            911,421
     Other                                                  51,001             49,009
                                                      -------------      -------------
         Total current assets                            1,075,344          1,253,545
     Property and equipment, net                           359,783            386,914
     Other assets, net                                      78,308             19,279
                                                      -------------      -------------
                  Total assets                        $  1,513,125       $  1,659,738
                                                      =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Notes payable - related parties                  $  1,539,260       $  1,608,989
     Accounts payable                                      538,774            579,021
     Royalties payable                                     109,925            145,952
     Other current liabilities                             132,481            110,846
                  Total current liabilities                 69,081             44,607
                                                      -------------      -------------
                                                         2,389,521          2,489,415
                                                      -------------      -------------
Stockholders' equity (deficit):
     Common stock, $.004 par value.  Authorized
         50,000,000 shares, 10,369,602 and
         9,956,137 shares issued and outstanding at
         March 31, 2002 and December 31, 2001,
         respectively                                       41,586             39,825
     Additional paid-in capital                         25,606,410         25,223,575
     Accumulated deficit                               (26,524,392)       (26,093,077)
                                                      -------------      -------------
                  Total stockholders' deficit             (876,369)          (829,677)
                                                      -------------      -------------
                                                      $  1,513,125       $  1,659,738
                                                      =============      =============

        SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                        -4-

                          CELL ROBOTICS INTERNATIONAL, INC.
                                   AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                UNAUDITED
                                                            THREE MONTHS ENDED
                                                      MARCH 31, 2002   MARCH 31, 2001
                                                      -------------   -------------
Product sales                                         $    394,923    $    219,291
Research and development grants                                 --          10,387
                                                      -------------   -------------
         Total revenues                                    394,923         229,678
                                                      -------------   -------------

Product cost of goods sold                                (315,802)       (252,862)
SBIR direct expenses                                            --         (10,387)
                                                      -------------   -------------
         Total cost of goods sold                         (315,802)       (263,249)
                                                      -------------   -------------

Gross profit (loss)                                         79,121         (33,571)
                                                      -------------   -------------
Operating expenses:
     General and administrative                            184,823         238,329
     Marketing & sales                                     174,980         357,354
     Research and development                              110,795         159,222
                                                      -------------   -------------
         Total operating expenses                          470,598         754,905
                                                      -------------   -------------
Loss from operations                                      (391,477)        788,476
                                                      -------------   -------------
Other income (expense):
     Other income                                           20,316           4,296
     Interest expense                                      (60,154)        (21,575)
                                                      -------------   -------------
         Total other expense                               (39,838)        (17,279)
                                                      -------------   -------------
         Net loss applicable to common shareholders   $   (431,315)   $   (805,755)
                                                      =============   =============

Weighted average common shares
     outstanding, basic and diluted                     10,261,119       9,979,296
                                                      =============   =============
Net loss applicable to common shareholders
     per common share, basic and diluted              $      (0.04)   $       0.08
                                                      =============   =============


        SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                        -5-

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               UNAUDITED
                                                          THREE MONTHS ENDED
                                                      MARCH 31,       MARCH 31,
                                                        2002            2001
                                                    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                        $  (431,315)   $  (805,755)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
     Depreciation and amortization                        37,561         46,639
     Beneficial conversion charge                         19,883             --
     Common stock issued for services                         --          8,907
     Options and warrants issued for services             61,781         28,655
     Decrease in accounts receivable                       9,663        258,808
     Decrease in inventory                               165,744         46,124
     (Increase) decrease in other assets                 (63,774)        34,609
     Decrease in current liabilities                     (30,165)      (609,707)
                                                     ------------   ------------
     Net cash used in operating activities              (230,622)      (991,720)
                                                     ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                   (7,367)          (631)
                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of options                     2,932             --
     Proceeds from issuance of common stock              300,000             --
     Repayment of notes payable                         (150,000)       (19,034)
     Proceeds from notes payable and warrants             80,271        444,355
                                                     ------------   ------------
     Net cash provided by financing activities           233,203        425,321
                                                     ------------   ------------
Net decrease in cash and cash equivalents:                (4,786)      (567,030)
     Cash and cash equivalents:
     Beginning of period                                   5,633      1,043,230
                                                     ------------   ------------
     End of period                                   $       847    $   476,200
                                                     ============   ============
SUPPLEMENTAL INFORMATION:
     Interest paid                                   $     2,705    $     1,988
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

         Options to purchase 2,915,702 and 1,924,075 shares of Common Stock were outstanding at March 31, 2002 and 2001, respectively. Warrants to purchase 2,001,168 and 1,577,326 shares of Common Stock were outstanding at March 31, 2002 and 2001. These were not included in the computation of diluted loss per share as the assumed exercise of the options would have been anti-dilutive because of the net losses incurred in the quarters ended March 31, 2002 and 2001.

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

Operating Segments

                                                                     March 31, 2002
                                                                     --------------
                                       Scientific              Laser-Based
                                        Research                 Medical
                                      Instruments                Devices              Corporate             Total
                                    -----------------       ----------------      ----------------     ---------------
Revenues from customers             $   177,584                  217,339                    -               394,923

Loss from operations                    (72,761)                (133,893)             (184,823)            (391,477)




                                                                     March 31, 2001
                                                                     --------------
                                       Scientific              Laser-Based
                                        Research                 Medical
                                      Instruments                Devices             Corporate             Total
                                    -----------------       ----------------      ----------------     ---------------

Revenues from customers             $   135,378                   83,913                    -              219,291
Research and development
    grants                               10,387                      -                      -              10,387
Loss from operations                     (2,819)                (548,228)             (237,429)         (788,476)


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

         o In August 2001, we signed a convertible note in the face amount of $500,000 payable to Mr. Oton Tisch, one of our directors. Mr. Tisch funded $190,000 after the signing of the convertible note in August 2001. Additional funds of $150,000 and $40,000 were provided by Mr. Tisch in December 2001 and January 2002, respectively. Mr. Tisch no longer has a commitment to loan any additional funds under this convertible note. Principal and accrued interest evidenced by the note are convertible into shares of our common stock at any time. The conversion price of the convertible note is $0.5994 per share of our common stock or 90% of the average closing price per share of our common stock for 15 trading days ending on the trading day immediately prior to the date of conversion, whichever is less. However, the conversion price cannot be less than $0.30 per share. The convertible note, which is convertible at our option, bears interest at ten percent per annum and is presently secured by all our assets. Unless sooner converted, the convertible note is due on August 2, 2002. A non-cash beneficial conversion charge will be expensed as interest as a result of this transaction if at the time of conversion the fair market value of our common stock is lower than it was when the convertible note was originally funded. The amount of this charge cannot be determined at this time due to the variable nature of the conversion price. In connection with the issuance of the convertible note, Mr. Tisch was issued a warrant to purchase up to 37,500 shares of our common stock, of which 28,500 shares have become exercisable. The remaining shares covered by the warrant will become exercisable in proportion to the amount funded by Mr. Tisch under the convertible note. The warrant is exercisable until August 2, 2004, for common stock at a price of $0.67 per share. The proceeds from the loan made to date under the convertible note were used to pay trade payables and for working capital and other general corporate purposes.

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

         In October 2001, we were notified by the Center for Medicare and Medicaid Services, or CMS, that a Healthcare Common Procedure Coding System, or HCPCS, code had been assigned to our Lasette. In January 2002, CMS published the allowable for our Lasette that was associated with the newly issued HCPCS code. Generally, Medicare reimburses 80% of the published allowable. As discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2001, in March 2002, we were notified by CMS that they have not established a medical criteria for our Lasette and as a result CMS is reevaluating the amount of the allowable previously assigned to our Lasette. The allowable actually set for the Lasette will depend on the medical policy established by CMS for the Lasette, which is largely outside our control. Based on CMS's present position, Medicare would reimburse approximately $17 for the price of the Lasette, a minimal portion of its cost. We are currently working with CMS to provide input into CMS's establishment of an appropriate medical policy so that a higher allowable may be set. However, we can provide no assurance as to whether a medical policy favorable to us will be established by CMS, or when, if ever, an adequate allowable for the Lasette will be set or the eventual amount of the allowable.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

         Revenues from our product sales increased 80% to $394,923 at March 31, 2002 from $219,291 at March 31, 2001. Sales of laser-based medical devices during the quarter ended March 31, 2002 were $217,339, an increase of 159% from sales of $83,913 in the comparable quarter of 2001. The sales increase was primarily due to an order of Lasettes that was shipped to our distributor for China. Sales of our scientific research instruments during the quarter ended March 31, 2002 were $177,584, a 31% increase over sales of the scientific research instruments in the first quarter of 2001. This increase was attributable to the sale of one additional scientific research instrument in the first quarter of 2002 than in the same period of 2001. We generated no revenues from research and development grants in the first quarter of 2002 because our final research grant expired in September 2001.

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

         Operating expenses decreased $284,307 from $754,905 for the quarter ended March 31, 2001 to $470,598 for the quarter ended March 31, 2002. The decrease is primarily due to our efforts to reduce to the extent possible all expenditures in 2002 because of the lack of financial resources. During the latter part of 2001 six full-time positions were eliminated. These included four in marketing and sales and two in general and administrative. The decrease in general and administrative expenses resulted primarily from the elimination of the two positions noted, fewer resources being allocated to outside consulting services and the limiting of travel for employees. Advertising expenditures were also limited. These expense reduction efforts accounted for a decrease in sales and marketing expenses of approximately $182,000 during the first quarter of 2002 when compared to the first quarter of 2001. The decrease in research and development expenses was primarily due to fewer engineering components being purchased in the first quarter of 2002 when compared with the same period in 2001.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

                  On January 25, 2002, the Company issued 424,208 shares of its Common Stock in a private placement with William Hayman, a private investor, which resulted in gross proceeds to the Company of $300,000. Additionally, Mr. Hayman was issued warrants to purchase 84,842 shares of the Company's Common Stock at a price of $0.90 per share. The warrants expire on January 25, 2007. A success fee of 8,333 shares of the Company's Common Stock was paid to Mr. Leof Strand, a finder, after the close of the transaction. The proceeds were used for working capital in the Company's day-to-day operations.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         99.1 Certificate of the Chief Executive Officer of Cell Robotics International, Inc.

         99.2 Certificate of the Chief Financial Officer of Cell Robotics International, Inc.

         Reports on Form 8-K:

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CELL ROBOTICS INTERNATIONAL, INC.



Dated:   February 6, 2003          By: /s/ Gary Oppedahl
                                       -----------------------------------------
                                       Gary Oppedahl, President, Chief Executive
                                       Officer and Director



Dated:   February 6, 2003          By: /s/ Paul C. Johnson
                                       -----------------------------------------
                                       Paul C. Johnson, Chief Operating Officer,
                                       Chief Financial Officer, Director and
                                       Secretary


                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

                  I, Gary Oppedahl, Chief Executive Officer of Cell Robotics International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cell Robotics International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


                                               /s/ Gary Oppedahl
Date: February 6, 2003                         ---------------------------------
                                               Gary Oppedahl
                                               Chief Executive Officer
                                               Cell Robotics International, Inc.

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Paul C. Johnson, Chief Financial Officer of Cell Robotics International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cell Robotics International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: February 6, 2003                         /s/ Paul Johnson
                                               ---------------------------------
                                               Paul Johnson
                                               Chief Financial Officer
                                               Cell Robotics International, Inc.