Form 10QSB/A
period 2002-09-30
CELL ROBOTICS INTERNATIONAL INC
filed 2003-02-11
CIK 845291

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

                         Commission file number: 0-27840


                        CELL ROBOTICS INTERNATIONAL, INC.
                        ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Colorado                                            84-1153295
             --------                                            ----------
  (State or other jurisdiction                                I.R.S. Employer
of incorporation or organization)                         Identification number

    2715 Broadbent Parkway N.E., Albuquerque, New Mexico          87107
    -------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (505) 343-1131



As of November 13, 2002, 16,153,203 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):        Yes [ ] No [X]

                                INTRODUCTORY NOTE

The Registrant filed its original Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 on November 14, 2002. This Amendment No. 1 to the Quarterly Report on Form 10-QSB/A is being filed solely for the purpose of responding to comments of the Securities and Exchange Commission (the "SEC"). The amendments include the amendment and restatement of Item 2 of Part I in its entirety. In order to preserve the nature and character of the disclosures as of November 14, 2002, no attempt has been made in this amendment to modify or update such disclosures for events which occurred subsequent to the original filing on November 14, 2002. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A should be read in conjunction with the Company's subsequent filings with the SEC.

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

         Net cash provided by financing activities for the nine-month periods ended September 30, 2002 and 2001 was $988,850 and $1,112,150, respectively. The decrease in net cash provided by financing activities resulted primarily from fewer available sources of capital during the nine-month period ended September 30, 2002 when compared to the same period in 2001. The decrease also resulted from the use of capital to pay down our debt. Between January and April 2002, we repaid $193,818 of principal and interest owing under our note to Humagen Fertility Diagnostics, Inc.

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

         We are currently developing a modified version of the Lasette, called the Infant Lasette, designed specifically for neonatal/pediatric heelstick applications. We have also entered into an oral agreement with Sandstone Medical Technologies, LLC., a private company located in Homewood, Alabama, to use our core laser technology to develop a proprietary medical laser for aesthetic or skin rejuvenation applications, which we call the UltraLight Laser. On September 30, 2002, we commenced our clinical trials of the Infant Lasette. After completing the requisite tests in the clinical trial, we will submit the Infant Lasette for FDA clearance. We anticipate that we will be able to make our submission to the FDA in March 2003. We further anticipate that the FDA clearance will take at least three months following this submission. However, FDA clearance will be delayed if the FDA requests additional information based on the initial or subsequent submissions. Although there can be no assurances, we expect that we will be ready to sell the Infant Lasette late in the second quarter or early in the third quarter of 2003. Additionally, we have received FDA clearance of the UltraLight Laser in September 2002. We are in the process of obtaining certain domestic and international safety clearances for this product, such as UL and CE certifications. Although there can be no assurances, we anticipate that we will be able to begin shipments of evaluation units of the UltraLight Laser in the fourth quarter of 2002. These evaluation units will be used for market research and demonstration purposes. We expect to begin commercial shipments of the UltraLight Laser in the first quarter of 2003 after the manufacturing clearances have been obtained.

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

         We anticipate that our existing current working capital and expected cash flow from operating activities will only be sufficient to allow us to meet operational obligations through December 12, 2002, assuming the repayment of the remaining amounts outstanding under our January 2001 loan agreement are not demanded before that date. As of September 30, 2002, our net working capital was a deficit $1,635,077 and our total cash and cash equivalents was less than $4,000. Additionally, we expect to experience operating losses and negative cash flow for the foreseeable future. Therefore, we do not have sufficient cash to sustain those operating losses without additional financing. We presently need financing to repay our current indebtedness, including payment of our notes in the aggregate principal amount of approximately $87,000 that are currently due and payment of borrowed indebtedness in the principal amount of $27,000 that is due on November 30, 2002. In addition to debt service requirements, we will require cash to fund our operations. Based on our current operations, we estimate that our cash needs will be approximately $150,000 each month for the foreseeable future and will be a total of approximately $1,200,000 through June 30, 2003. Our operating requirements depend upon several factors, including the rate of market acceptance of our products, particularly the Lasette, our level of expenditures for manufacturing, marketing and selling our products, costs associated with our staffing and other factors. We have been funding our operating requirements with proceeds from small private placements of our equity securities and indebtedness for borrowed money, particularly with financings with Mr. Oton Tisch, one of our directors, and sales of our products. However, these sources of capital have only been adequate to meet our short-term needs. We need to secure one or more additional financings sufficient to fund our operations on a long-term basis. Therefore, we intend to continue to seek to raise equity or debt financing. Although we have had discussions with potential investors, we have not been able to obtain sufficient long-term financing on acceptable terms as of the date of this prospectus. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing shareholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. In addition, we have received a report from our independent auditors covering our fiscal years ended December 31, 2001 and 2000 financial statements. The report contains an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

We have been funding our operating requirements with proceeds from small private placements of our equity securities and indebtedness for borrowed money, particularly with financings with Mr. Oton Tisch, one of our directors, and sales of our products. However, these sources of capital have only been adequate to meet our short-term needs. We need to secure one or more additional financings sufficient to fund our operations on a long-term basis. Therefore, we intend to continue to seek to raise equity or debt financing. Although we have had discussions with potential investors, we have not been able to obtain sufficient long-term financing on acceptable terms as of the date of this prospectus. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing shareholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. In addition, we have received a report from our independent auditors covering our fiscal years ended December 31, 2001 and 2000 financial statements. The report contains an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

ITEM 6.  EXHIBITS

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



                                    CELL ROBOTICS INTERNATIONAL, INC.



Dated: February 6, 2003             By: /s/ Gary Oppedahl
                                        ----------------------------------------
                                        Gary Oppedahl, President & CEO



Dated: February 6, 2003             By: /s/ Paul C. Johnson
                                        ----------------------------------------
                                        Paul C. Johnson, Chief Financial Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date: February 6, 2003 /s/Gary Oppedahl


Date: February 6, 2003                         /s/ Gary Oppedahl
                                               ---------------------------------
                                               Chief Executive Officer
                                               Cell Robotics International, Inc.

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date: February 6, 2003 /s/Paul Johnson


Date: February 6, 2003                         /s/ Paul Johnson
                                               ---------------------------------
                                               Chief Financial Officer
                                               Cell Robotics International, Inc.