Form 10KSB
period 2002-12-31
CELL ROBOTICS INTERNATIONAL INC
filed 2003-03-31
CIK 845291

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   For the fiscal year ended December 31, 2002

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                        For the transition period from          to
                                                       --------

                         Commission file number: 0-27840
                                                 -------

                        CELL ROBOTICS INTERNATIONAL, INC.
                        ---------------------------------
                 (Name of Small Business Issuer in its Charter)

           Colorado                                             84-1153295
 ----------------------------                                ---------------
 (State or other jurisdiction                                I.R.S. Employer
   of incorporation or organization)                       Identification number

2715 Broadbent Parkway N.E., Albuquerque, New Mexico              87107
----------------------------------------------------              -----
(Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number: (505) 343-1131
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

The Registrant's total revenues for the fiscal year ended December 31, 2002 were $1,584,359.

As of March 25, 2003, the aggregate market value of the Common Stock of the Registrant based upon the closing bid price of the Common Stock as quoted on the OTC Electronic Bulletin Board held by non-affiliates of the Registrant was $4,729,174. As of March 25, 2003, 18,656,025 shares of Common Stock of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):  Yes    ; No  X
                                                                ---     ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

We manufacture, market and sell a laser-based medical device and a scientific research instrument. We have also developed a proprietary medical laser for aesthetic or skin rejuvenation applications, which we call the UltraLight Laser. Our key targets include the clinical and diabetes care markets for the Lasette, dermatologists, plastic surgeons, spas and physicians for the UltraLight Laser and the scientific research market for the Cell Robotics Workstation. We were incorporated in Colorado on September 28, 1988, under the name Bonus, Ltd. In September 1991, we changed our name to Intelligent Financial Corporation. In February 1995, we acquired all of the issued and outstanding shares of Cell Robotics, Inc., a New Mexico corporation, which had been formed in 1988 to develop the Cell Robotics Workstation. In May 1995, we changed our name from Intelligent Financial Corporation to Cell Robotics International, Inc.

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

We previously marketed two laser-based medical devices, the Personal Lasette and the Professional Lasette. The Personal Lasette was marketed for home use, while the Professional Lasette was targeted for clinical applications. In the third quarter of 2000, we made a strategic decision to discontinue marketing the Professional Lasette and completed modifications to the Personal Lasette so that it could be used for either home or clinical use. The primary difference between the Lasette used in these home and clinical environments is that a different disposable lens shield is attached to the product for clinical applications than that attached for home use. We believe that focusing on a single product line will reduce direct costs associated with manufacturing the Lasette and promote brand awareness of the Lasette. We currently market the Lasette under the "Lasette Plus" name. The suggested retail price of the Lasette is presently $995.

The Lasette for home use allows diabetics to test their glucose levels at home. This application requires a disposable lens shield, which is a cassette of specialized plastic film. The film advances with each use of the device and has the capacity for 120 applications. We designed the disposable cassette to provide a one-month supply of film for diabetic patients who test four times per day. The suggested retail price of the disposable cassette for the Lasette for home use is presently $15.

The Lasette for clinical use is used to draw blood for various tests, including testing glucose levels, in the clinical setting. This application requires a single disposable lens shield that inserts into the device for each use. The patented disposable lens shield is replaced after each use in a clinical setting which prevents the patient's blood from contaminating the Lasette unit and therefore minimizes the risk of cross-contamination. The disposable shield also uses a specialized plastic film to prevent any vapors from condensing on the laser lens. The suggested retail price of the disposable shield for the Lasette for clinical use is presently $0.39.

We have encountered some design and quality problems with the Lasette since we introduced it on a limited basis in December 1999. However, we implemented design improvements to increase the efficiency of the Lasette beam profile and to limit the effect extreme temperatures had on the Lasette's functionality. We believe that we have resolved these problems; however, we cannot provide any assurances that quality and design problems will not occur in the future with the Lasette or enhancements to the Lasette.

MARKETS. In the United States, an estimated 17 million people have some form or variation of diabetes. However, only 11.1 million people in the United States have been diagnosed with diabetes.

We market the Lasette for clinical use to businesses performing capillary blood sampling. Capillary blood sampling is performed in virtually all clinical settings. These include hospitals, dialysis clinics, blood banks, nursing facilities, home health agencies and physicians' offices. Presently, the most commonly used device for capillary blood sampling is the stainless steel lancet. Needlestick injuries and other sharps-related injuries, including accidental lancet sticks, that result in occupational bloodborne pathogens exposure, such as human immunodeficiency virus, hepatitis B virus, hepatitis C virus and others, continue to be an important public health concern. OSHA estimates that
5.6 million workers in the health care industry and related occupations are at risk of occupational exposure to bloodborne pathogens. According to The Centers for Disease Control and Prevention, or CDC, in March 2000, it is estimated that 600,000 to 800,000 needlestick injuries and other skin introduced or effected injuries occur annually among health care workers. The CDC estimates that 62 to 88% of sharps injuries can potentially be prevented by the use of safer medical devices.

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

Cross-contamination is also a concern outside of the United States. Because of this concern, we believe that countries outside the United States represent important markets for the Lasette. We have consequently focussed increasing efforts in expanding our distribution channels into foreign markets, particularly in China, South Korea and other Asian countries.

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

We will market the Lasette for home use primarily to children with diabetes, newly diagnosed diabetics, high frequency testing diabetics with sore fingers and needle-phobic and needle-adverse patients. The needle-phobic and needle-adverse market is attractive for this model. Presently, a diabetic must stick himself or herself with a steel lancet or needle to draw a blood sample for glucose testing. Diabetics' needle phobia prevents them from testing their glucose levels on the regularly recommended basis. Others dislike the pain of the steel lancet sticks and the continual residual soreness in their fingertips from the multiple daily sticks. In medical literature, needle phobics are estimated to number more than 10% of the population. The Lasette draws blood in a way that eliminates the effects of needle phobia, minimizes pain and eliminates the long-term finger soreness.

RAW MATERIALS. We rely on third parties to produce and manufacture the components for the Lasette. The Erbium:YAG laser rod we use in the Lasette is made from crystals that are produced and processed from a single supplier in

Russia, New Technologies Engineering Center ("New Technologies"). To date, we have experienced no material interruptions in the supply of our laser components. However, our agreements with our Russian supplier have historically been short-term in nature expiring after a specified dollar volume of rods are purchased or a specified period of time has elapsed, which has typically been one year or less. Although to date we have been able to maintain arrangements for the supply of our rods from New Technologies, there can be no assurances that we will be able to continue to do so in the future. Additionally, our source of supply could be restricted due to events flowing from Russia's political or economic instability, or due to the supplier's non-performance. Although we believe alternative crystal suppliers will be available if needed, we believe the prices of these alternative crystal suppliers would be significantly higher than the prices we currently pay. The prices of our laser rods from our Russian supplier may fluctuate each time we enter into a new agreement. Since January 1, 2003, the price we have negotiated for the purchase of rods from our Russian supplier has been approximately $85 per rod. Depending upon on our purchase volumes, we believe that the price of similar rods provided by alternative suppliers would range between approximately $175 and $380 per rod. Therefore, we believe we realize a significant cost savings by having our crystals manufactured by New Technologies. There can be no assurances that will be able to purchase rods from New Technologies at prices that will result in cost savings to the company in the future. We obtain the remaining materials used to manufacture the Lasette from various suppliers. We believe alternate sources of supply will be available for these materials if needed.

MANUFACTURING. We are currently manufacturing the Lasette at our Albuquerque, New Mexico facility. We have instituted the record keeping, quality control, production procedures and other requirements needed to meet the manufacturing regulatory requirements of the FDA MDQSR, ISO 9001 and EN 46001. We believe our manufacturing capacity at our existing facility is adequate to meet customer demands for the Lasette for the foreseeable future.

MARKETING AND DISTRIBUTION. We have advertised the Lasette for home use and for clinical use in journals placed with clinics and direct marketing to medical device distributors and other groups and organizations that may have an interest in the benefits of the Lasette for themselves and for their clients. We also advertise through direct mailings, tradeshows and print and Internet media. The Lasette for home use is sold through distributors and directly to customers. The Lasette for clinical use is distributed through several regional distributors within and outside the United States. Beginning in November 2001 and continuing until June 2002, our former exclusive United States based distributor of the Lasette in China was C.A. Continental, Inc. We terminated our relationship with C.A. Continental in June 2002 as a result of certain defaults by C.A. Continental under our agreement. We entered into a new distribution agreement with California Caltech, Inc. in July 2002, which grants exclusive distribution rights for the Lasette in China. The initial term of the distribution agreement with California Caltech is for three years, but can be extended for additional periods of two years if both parties agree to do so. C.A. Continental, Inc. accounted for 18% of our product sales in 2001. California Caltech, Inc. accounted for 23% of our product sales in 2002.

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

COMPETITION. We are not aware of any commercially available product similar to the Lasette that has received FDA clearance or the CE Mark certification for commercial marketing in either the United States or European Union. However, the Lasette directly competes with traditional stainless lancets and safety lancets used for routine capillary blood sampling. The Lasette also indirectly competes with non-invasive and partially invasive products that determine and/or control glucose levels in diabetic patients.

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

The cost of the Lasette is significantly higher than that of the stainless steel lancets and safety lancets. The suggested retail price of the Lasette is presently $995, although this initial cost could be substantially less depending on the program accepted by the customer, such as the number of units purchased or the commitment by the customer to purchase disposable shields in the future. Comparatively, we believe that the price of stainless steel lancets is currently approximately $0.05 per unit and the price of safety lancets is between $0.18 and $0.52 per unit. Although the investment in the Lasette is significantly higher than that for either a steel lancet or safety lancet, we believe that users of the Lasette will be able to recover this investment over time through cost savings. Each stainless steel lancet or safety lancet has indirect costs associated with it, such as disposal costs, that are higher than the Lasette. Users of the Lasette for home use may obtain 120 uses from the disposable shield before it must be replaced. The user may dispose of the shield in the regular trash following the 120 uses. While the disposable shield on the Lasette for clinical use is disposed of after each use, hospitals, clinics and doctors' offices incur lower costs disposing of the Lasette's disposable shields as compared to disposing of sharps devices, such as the steel lancets and safety lancets. By reducing or eliminating the indirect costs associated with the steel lancets and safety lancets, we believe that the Lasette provides a competitive alternative.

The Lasette's position in the market is also threatened by corporate research and development efforts throughout the world that are focusing on the development of new, advanced non-invasive and partially invasive technologies for determining and/or controlling glucose levels in diabetic patients. Several companies have developed or are attempting to develop minimally invasive or non-invasive glucose testing products, including the GlucoWatch(R) by Cygnus, Inc. and the continuous glucose monitoring system, or CGMS, by MiniMed Inc.

Cygnus' GlucoWatch(R) has been approved by the FDA for detecting trends and tracking patterns in adult diabetics' glucose levels. Information released by MiniMed states that the CGMS has been cleared by the FDA for use by physicians to track trends and patterns in patients' glucose levels as well. The CGMS is only for use by physicians and is not for determining the amount of insulin to inject or pump into a patient at a given time. The GlucoWatch(R) and CGMS study the trends or track the patterns of diabetics who do not have their diabetes under control. For those particular patients, either the GlucoWatch(R) or the CGMS is a good supplement to the Lasette product line as each require multiple daily finger sticks to calibrate the devices. Currently, neither product is a substitute or a replacement for testing the blood from a traditional finger-stick and meter.

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

The Lasette has received 510(k) clearance from the FDA for drawing capillary blood samples. In addition, the FDA has cleared the Lasette for capillary blood sampling for all clinical screening tests. The Lasette has also received the CE Mark designation. The Lasette is the only alternative to the steel lancet or needle that has been approved by the FDA that allows diabetics to sample their blood for glucose testing so they can determine their subsequent insulin injections. Clearance of the Lasette by the FDA allows us to market the Lasette in the United States. The CE Mark designation of the Lasette also permits us to market the Lasette in the European Union. To date, we have not had any recalls of our products by the FDA or any other comparable agency.

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

In October 2001, we were notified by the Center for Medicare and Medicaid Services, or CMS, that a Healthcare Common Procedure Coding System, or HCPCS, code had been assigned to our Lasette. In January 2002, CMS published the allowable for our Lasette that was associated with the newly issued HCPCS code. Generally, Medicare reimburses 80% of the published allowable. In March 2002, we were notified by CMS that they have not established a medical criteria for our Lasette and as a result CMS will only reimburse approximately $17 for the price of the Lasette, a minimal portion of its cost. Whether we can obtain a higher reimbursement rate for the Lasette will depend on the establishment of a favorable medical policy for the Lasette, which is largely outside our control. We are currently working with CMS to provide input into CMS's establishment of an appropriate medical policy so that a higher reimbursement rate may be set. CMS is now conducting a review of the medical reimbursement of the Lasette. Therefore, we believe that progress is taking place in our continuing efforts to achieve a timely resolution of this matter. However, we can provide no assurance as to whether a medical policy favorable to us will be established by CMS, or when, if ever, an adequate reimbursement rate for the Lasette will be set or the eventual amount of reimbursement.

ROYALTY ARRANGEMENTS. In January 2002, we signed an exclusive license agreement with Becton Dickinson and Company regarding a patent licensed by Mr. Tankovich to Becton Dickinson. The license is valid until the patent expires, which we estimate to be in 2012 based upon the patent's original filing date. We are required to pay Becton Dickinson a royalty of 2.5% on all sales of the Lasette and its related accessories. Under the license, the payment of royalties for sales during the first two years of the agreement is deferred until November 2004. Royalties earned during the third year of the agreement through the remainder of the term will be payable on a quarterly basis. Beginning in November 2004, we must also pay Becton Dickinson a minimum annual royalty, less any earned royalties that have been accrued and paid or paid to Becton Dickinson during the previous 12 months. The aggregate minimum royalty through November 2004 is $10,000 (less earned royalties), which is payable in November 2004. Thereafter, the minimum royalty is $5,000 (less earned royalties) payable in November of each year. If we do not pay the minimum annual royalty when due, Becton Dickinson may convert the agreement into a non-exclusive license. Under the agreement, until November 2006 Becton Dickinson has a right of first refusal on any offer we receive from a third party to exclusively market and sell the Lasette and its related accessories. Becton Dickinson has also given us an exclusive right and option to enter into license agreements with Becton Dickinson relating to its current laser lancet patent portfolio and future laser technology. Our option expires in November 2004. Additionally, as part of the license we issued warrants to Becton Dickinson to purchase 225,000 shares of our common stock. These warrants have an exercise price of $0.37 per share and expire in November 2006. In connection with the license, Becton Dickinson released us from any alleged infringement under Mr. Tankovich's patent. See "Business -- Intellectual Property" for further discussion regarding our intellectual property. As December 31, 2002, we have accrued approximately $16,400 of royalties under this arrangement.

In addition to our license agreement with Becton Dickinson, we also have an oral arrangement with New Technology Engineering Center providing for a royalty of 1% on all sales of the Lasette until total royalties of $2 million have been paid. To date, we have accrued approximately $25,000 of royalties under this arrangement.

LASER-BASED MEDICAL DEVICES -- THE ULTRALIGHT LASER

DESCRIPTION. The UltraLight Laser is a proprietary medical laser for aesthetic or skin rejuvenation applications commonly known as laser skin photo rejuvenation. This product takes advantage of a small compact laser cavity designed to produce an affordable aesthetic medical laser that can be used by dermatologists, plastic surgeons, spas and physicians to rejuvenate and revitalize the skin. The UltraLight Laser provides laser skin photo rejuvenation with an Ebrium:YAG laser, which emits a long pulse 2.94 microns wavelength. The characteristic shallow penetration of the Ebrium:YAG energy into the skin also allows precise removal of tissue without heating adjacent tissue and also permits the treatment of delicate skin on and around the neck, eyes and hands, as well as darker pigmented skin. The two most common lasers used in skin rejuvenation treatment are Ebrium:YAG lasers, such as used with the UltraLight Laser, and carbon dioxide lasers. We believe that the Ebrium:YAG laser used in the UltraLight will generally offer minimal pain, easier post-operative care and quicker recovery time compared to carbon dioxide lasers. We had entered into an oral agreement with Sandstone Medical Technologies, LLC, a private company located in Homewood, Alabama relating to manufacturing and marketing of the UltraLight Laser. See "Business -- Research and Development" for further discussion regarding the relationship with Sandstone. However, we are currently in a dispute with Sandstone regarding the relationship. In connection with this dispute, Sandstone has notified us that it does not intend to continue to use us as its manufacturer. Additionally, Sandstone cancelled a purchase order for the UltraLight Laser in the amount $1.2 million. As a result of the oral nature of the agreement, we may be unable to enforce the agreement on terms that we believed to exist. We believe that we have complied with the terms of the agreement and intend to vigorously pursue our rights. However, due to the early stages of the matter, we are unable to predict its outcome at this time. If we become involved in costly and time-consuming litigation, management attention consumed by and legal costs associated with any litigation could have a negative effect on our operating results. Additionally, an unfavorable outcome in any litigation may adversely affect our ability to manufacture, market and sell the UltraLight Laser. We shipped the first 10 evaluation units of the UltraLight Laser in December 2002. The evaluation units were furnished for marketing research and demonstration purposes. We expect to begin commercial shipments of the UltraLight Laser in the second quarter of 2003. We anticipate that the suggested retail price of the UltraLight Laser to end users will be approximately $22,000.

MARKET. Our principal target markets will include dermatologists, plastic surgeons, spas and physicians. According to the American Academy of Cosmetic

Surgery, over 300,000 people had some type of aesthetic laser procedure in the year 2000. We believe that demand for this procedure will continue to expand as "baby boomers" age and desire to retain a more youthful appearance.

RAW MATERIALS AND MANUFACTURING. Although our oral agreement with Sandstone is currently in dispute and we are evaluating our options, we plan to manufacture the UltraLight Laser at our Albuquerque, New Mexico facility. We believe our manufacturing capacity at our existing facility is adequate to meet customer demands for the UltraLight Laser for the foreseeable future. We will rely on third parties to produce and manufacture the components for the UltraLight Laser. The Erbium:YAG laser rod we use in the UltraLight Laser is the same as used in the Lasette. As with the Lasette, we expect to continue to purchase the supply of our rods for the UltraLight Laser from New Technologies Engineering Center. We obtain the remaining materials used to manufacture the UltraLight Laser from various suppliers. We believe alternate sources of supply will be available for these remaining materials if needed.

MARKETING AND DISTRIBUTION. Under our oral agreement with Sandstone, which is now in dispute, Sandstone was to exclusively market and sell the product in North America, while we were to have the rights to market and sell the product in other international markets. Our current plans continue to rely on a network of distributors for sales of the UltraLight Laser in international markets; however, to date we have not entered into distribution relationships covering territories outside North America. Although we intend to pursue marketing and distribution relationships for the UltraLight Laser, we cannot make any assurances that any discussions or negotiations with third parties regarding the marketing or distribution of our products will be successful.

COMPETITION. The market for aesthetic elective products and treatments is highly competitive and technological developments are expected to continue at a rapid pace. In general, we believe that we compete on the basis of price, product features and product quality. There are a variety of equipment and treatment techniques used for skin revitalization. We believe that our direct competitors consist of those products and treatments that provide laser-based skin photo rejuvenation treatments, particularly those products that use the Ebrium:YAG laser. The UltraLight Laser will also indirectly compete with manufacturers and providers of non-invasive, partially invasive and other invasive skin rejuvenation products and treatments, such as chemical peels, dermabrasion, microdermabrasion, drugs, lotions and creams.

REGULATORY STATUS. We received FDA clearance of the UltraLight Laser in September 2002. In the first quarter of 2003 we completed the process of obtaining the necessary domestic and international manufacturing clearances for this product. These clearances include Underwriters Laboratories, Canadian Standards Association and CE certifications.

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

We have made, and are continuing to make, enhancements to the Cell Robotics Workstation so that it includes a sophisticated imaging and quantitative measurement capability. In addition, we have developed a more specialized diagnostics workstation known as the LS300 Pro Workstation, which is a modification of the Cell Robotics Workstation. The LS300 Pro Workstation contains a more powerful LaserScissors and is marketed primarily to pathologists and researchers. The enhancements to the LaserScissors applications will allow pathologists and researchers to automatically cut out cells of interest from a biopsy and retrieve those cells for DNA and RNA analysis. The LS300 Pro Workstation is the first configuration of the Cell Robotics Workstation to be a diagnostics instrument instead of being simply limited to a research instrument.

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

The Cell Robotics Workstation also provides increased efficiency in the production of transgenic animals in laboratory. Transgenic animals are animals that have human genes inserted into them. For example, transgenic chickens may produce a particular protein in the whites of their eggs. This protein can then be harvested from the egg as a constituent of a drug to treat disease. The Cell Robotics Workstation can be used in the production process to isolate the nuclei and make it possible to create a transgenic chicken. Each transgenic chicken has the potential to produce thousands of eggs that are harvested to produce the specific drug. In the laboratory, scientists can supervise technicians using the Cell Robotics Workstation rather than being required to use their personal expertise to perform detailed operations. For example, technicians can isolate stem cells from such tissues as fat obtained by liposuction for the growing of skin, bone or cartilage.

MARKET. The principal market for the Cell Robotics Workstation is the scientific research market, consisting of colleges, universities, research laboratories, biotechnology and pharmaceutical companies and commercial laboratories conducting biological research. Our present customers of the Cell Robotics Workstation include colleges, universities, research laboratories and similar institutions. These customers have accounted for substantially all of our sales of the Cell Robotics Workstation. We intend to identify scientists that have specific research applications particularly well suited to the company's scientific research instrument.

RAW MATERIALS AND MANUFACTURING. To minimize capital outlay, we outsource parts of the Cell Robotics Workstation to machine shops and circuit board companies. We complete final assembling and testing at our Albuquerque, New Mexico, facility to ensure the quality of the final product. We plan to continue this approach for the foreseeable future. If needed, we believe alternate sources of supply will be available for these parts.

MARKETING AND DISTRIBUTION. While we intend to focus on the distribution and sale of our laser-based medical devices, we will continue to promote and market the scientific research instruments through direct sales, dealers, representatives and distribution arrangements. We have expanded domestic and international non-exclusive distribution channels for the Cell Robotics Workstation to include distributors in 17 countries. We also currently have an agreement with Meiwa Shoji Company Ltd. granting exclusive distribution rights for the Cell Robotics Workstation in Japan. Meiwa Shoji accounted for 18% and 33% of our product sales in 2002 and 2001, respectively. Since January 2002, Meiwa Shoji has no obligation to further promote or purchase the Cell Robotics Workstation under the agreement. Its appointment as distributor can be terminated by either party on 90 days' notice.

COMPETITION. Third party competitors of the Cell Robotics Workstation include P.A.L.M. and S&L Microtest, both German companies, Sigma Koki, a Japanese company, and Arcturus, a United States company. P.A.L.M., S&L Microtest and Sigma Koki make multi-trap and custom trapping instruments that compete with the Cell Robotics Workstation. Arcturus offers a laser micro-dissection system.

REGULATORY STATUS. We received the CE Mark for the Cell Robotics Workstation and all of its modules in September 1997. Although the Cell Robotics Workstation is subject to FDA safety regulations, this product line does not currently require other regulatory clearances, including clearance from the FDA.

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

COMPETITION

Specialized laser-based medical device companies, pharmaceutical and medical diagnostic equipment companies, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and protect technologies that they may develop or have developed, some of which will be directly competitive to our products. The principal factor affecting our competitive position is the suitability of our instruments for, and their performance in, a particular application. For the UltraLight Laser, we believe that we will also compete on the basis of price, product features and product quality. We face potential competition from a number of established domestic and international companies, many of which have substantially greater engineering, manufacturing, marketing and financial capabilities. Our ability to compete successfully in existing and future markets will depend on elements both within and outside of our control.

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

LASETTE. The Lasette was originally developed using the multifaceted crystal resonator, or MCR, patent acquired from Tecnal Products, a subsidiary of Lovelace Scientific Resources, Inc., in January 1996. The patent expires in March 2014. The MCR patent was originally developed under a license agreement with New Technology Engineering Center of Russia. However, new developments in crystal laser coating technologies have decreased the value of the MCR patent and related patent applications and licenses.

We have since advanced the Lasette's laser design and have sought, or are preparing to seek, continuations of existing patents and/or new patents protecting those designs. Two issued United States patents cover certain technological foundations of the current Lasette product line. These patents were issued in September 1996 and June 1999 and include claims regarding mechanisms to create and control laser energy distribution profiles that are essential for reducing pain in laser lancing devices. The patents expire in August 2014. In November 1999, we received a United States patent for the disposable finger shield used with the Lasette for clinical use. This patent expires in April 2017. We also have received a United States patent covering the disposable finger shield mechanism used in the Lasette for home use. That patent expires in December 2018. Other mechanisms for reducing the size and cost and improving the reproducibility and painlessness of laser lancing devices are regarded as trade secrets, or are the subject of planned patent applications. Finally, we have registered the mark Lasette(R) with the United States Patent and Trademark Office.

In 1996, we became aware that Mr. Tankovich, a former employee of the Russian Academy of Science, holds the United States patent relating to the use of a laser for blood sample collection. In this report, we sometimes refer to Mr. Tankovich's patent as the "Tankovich Patent." The Tankovich Patent was issued on November 24, 1992. Becton Dickinson and Company, a medical technology company, obtained a license of the Tankovich Patent from Mr. Tankovich in December 1995. The Lasette contains technological foundations that are similar to the claims made by the Tankovich Patent.

In January 2002, we signed an exclusive license agreement with Becton Dickinson regarding the Tankovich Patent. The license is valid until the patent expires, which we estimate to be in 2012 based upon the patent's original filing date. We are required to pay Becton Dickinson a royalty of 2.5% on all sales of the Lasette and its related accessories. Additionally, as part of the license we issued warrants to Becton Dickinson to purchase 225,000 shares of our common stock. These warrants have an exercise price of $0.37 per share and expire in November 2006. In connection with the license, Becton Dickinson released us from any alleged infringement under the Tankovich Patent. See "Business -- Laser Based Medical Devices - The Lasette -- Royalty Arrangements" for further discussion regarding our license agreement with Becton Dickinson.

ULTRALIGHT LASER. The UltraLight Laser uses our Ebrium:YAG core laser technology. We rely primarily on trade secret laws and confidentiality procedures and other intellectual property protection methods to protect our proprietary technology relating to the UltraLight Laser.

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

During the years ended December 31, 2002 and 2001, we spent $508,836 and $610,354, respectively, on internal research and development programs. As of December 31, 2002, four of our scientists and engineers were engaged in research and development activities. We channeled the majority of the proceeds from equity financing, short-term borrowings and the sale of securities in 1995 through 2000 to fund our internal research and development activities. We do not have research arrangements with any outside research and development firms. We received a Small Business Innovative Grant from the National Cancer Institute in April 1997. Originally, the grant awarded funds for two years of development of a proprietary laser instrument for semi-automated single cell sorting. The grant was recently modified to validate capabilities of applying laser energy in connection with a polymerase chain reaction or PCR. Additionally, the period during which funds could be expended was extended until September 30, 2001. The total grant award that was available to, and expended by, us was approximately $635,000, substantially all of which we received by the end of 2001.

We plan to introduce a modified version of the Lasette designed specifically for neonatal/pediatric heelstick applications. The new "Infant Lasette" will be based upon the current Lasette model for clinical use, but specifically designed to draw capillary blood from the heels of infants, replacing the current and often painful use of costly lancets and scalpels. The "Infant Lasette" is expected to be designed to easily accommodate an infant's heel and a specially designed single-use disposable lens shield. We expect the Lasette disposables will be competitively priced with current disposable heelstick devices. Each year, there are approximately 130 million births worldwide. In most developed countries, newborn infants are subjected to routine capillary blood tests with samples drawn via "heelstick" with safety needles and scalpels. According to the CDC, in the United States there are over 4 million births annually, and each infant is mandated to have a routine battery of blood chemistries performed at birth. In the U.S., pre-mature infants account for approximately 11% of all births while low birthweight babies are an additional 7.8% of births. Pre-mature infants can be subjected to multiple heelsticks per day. The current national average length of stay is 15 days for neo-natal infants in intensive care. These repeated heelsticks may be harmful to the premature infants' heels causing, in some cases, the use of an infant's fingers to obtain the blood sample. In our opinion, FDA approval of the new "Infant Lasette" should require a clinical trial of less than 100 infants and the filling of a 510(k). This opinion is based on our review of various models which indicate that a sample of less than 100 infants will be adequate to prove, statistically, that the blood chemistry of an infant is not changed as a result of drawing the blood with a laser as opposed to the traditional needle or steel lancet.

On September 30, 2002, we commenced our clinical trials of the Infant Lasette. The commencement of the clinical trials was delayed approximately three months because we were required to change the contractor performing the clinical trials due to the contractors' non-performance. After completing the requisite tests in the clinical trials, we will submit the Infant Lasette for FDA clearance. We anticipate that we will be able to make our submission to the FDA in the second quarter of 2003. The FDA submission for the Infant Lasette will be similar to the submission that was approved by the FDA for the original Lasette. We have written the submission and we are only waiting for the clinical trials results to confirm that there is no change to the blood chemistry of an infant because of the laser apparatus of the Infant Lasette. We anticipate that the FDA clearance will take at least three months following our FDA submission. However, FDA clearance will be delayed if the FDA requests additional information based on the initial or subsequent submissions. Although there can be no assurances, we expect that we will be ready to sell the Infant Lasette in the third quarter of 2003.

We used our core laser technology to develop a proprietary medical laser for aesthetic or skin rejuvenation applications, which we call the UltraLight Laser. We have entered into an oral agreement with Sandstone Medical Technologies, LLC, a private company located in Homewood, Alabama, relating to manufacturing and marketing the UltraLight Laser. However, we are currently in a dispute with Sandstone regarding the relationship. Under the agreement, the costs associated with the FDA submittals and other regulatory requirements were to be paid by Sandstone. Sandstone was to exclusively market and sell the product in North America, while we were to have rights to manufacture and sell the product in other international markets. We were also granted a right of first refusal to be the OEM manufacturer of the product. We received FDA clearance of the UltraLight Laser in September 2002.

In connection with our dispute with Sandstone, Sandstone has notified us that it does not intend to continue to use us as its manufacturer. Additionally, Sandstone cancelled a purchase order for the UltraLight Laser in the amount $1.2 million. As a result of the oral nature of the agreement, we may be unable to enforce the agreement on terms that we believed to exist. We believe that we have complied with the terms of the agreement and intend to pursue our rights to the UltrLight Laser. However, due to the early stages of the matter, we are unable to predict its outcome at this time. If we become involved in costly and time-consuming litigation, management attention consumed by and legal costs associated with any litigation could have a negative effect on our operating results. Additionally, an unfavorable outcome in any litigation may adversely affect our ability to manufacture, market and sell the UltraLight Laser. We shipped the first 10 evaluation units of the UltraLight Laser in December 2002. The evaluation units were furnished for marketing research and demonstration purposes. We expect to begin commercial shipments of the UltraLight Laser in the second quarter of 2003 now that the manufacturing clearances have been obtained. We anticipate that the suggested retail price of the UltraLight Laser to end users will be approximately $22,000.

GOVERNMENT REGULATION; PRODUCT APPROVAL PROCESS

United States government agencies and comparable agencies in countries outside the United States regulate the testing, manufacture, labeling, distribution, marketing and advertising of our products and our ongoing research and development activities. We have successfully obtained many of the regulatory clearances necessary to market and sell our products in our current markets. We may require additional clearances if we enter new markets, improve existing products or develop new products, such as the Infant Lasette and the UltraLight Laser. We are also in the process of obtaining the requisite regulatory clearances to market and sell the Infant Lasette.

For research applications, our products are subject only to FDA safety regulations. However, the European Community requires that research instruments receive the CE Mark before they can be exported to Europe. We received the CE Mark for the Cell Robotics Workstation and all of its modules in September 1997. The Lasette has received 510(k) clearance from the FDA for drawing capillary blood samples. In addition, the FDA has cleared the Lasette for capillary blood sampling for all clinical screening tests. The Lasette has also received the CE Mark designation. While the Lasette has received all necessary FDA clearances, has received the European Community's CE Mark and currently meets ISO and EN requirements, its manufacture and marketing will be subject to ongoing regulation. We are subject to inspection and market surveillance by the FDA and the European Community for compliance with good manufacturing practices and other requirements, which include testing, design, quality control and documentation procedures. We must register and seek FDA approval for each manufacturing establishment. These establishments must be certified to meet ISO 9001 and EN 46001 requirements. We must maintain our current FDA clearances by periodic audits. In order to manufacture and sell the Lasette under the CE Mark, we must also pass annual ISO maintenance audits, as well as comprehensive ISO audits every three years. Our last ISO audit was completed in January 2003. There can be no assurance that we will obtain, maintain or receive additional necessary clearances.

In the United States, federal and state statutes regulate the testing, manufacture, safety and efficacy, labeling, record keeping, approval, advertising and promotion of our products. Product development and approval within this regulatory framework may take many months and may involve the expenditure of substantial resources. Currently, we meet these requirements.

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

We received FDA clearance of the UltraLight Laser in September 2002. In the first quarter of 2003 we completed the process of obtaining the necessary domestic and international manufacturing clearances for this product. These clearances include Underwriters Laboratories, Canadian Standards Association and CE certifications.

We are in the process of developing a new product, the Infant Lasette. This product requires FDA clearance. On September 30, 2002, we commenced our clinical trials of the Infant Lasette. After completing the requisite tests in the clinical trials, we will submit the Infant Lasette for FDA clearance. We anticipate that we will be able to make our submission to the FDA in the second quarter of 2003. We further anticipate that the FDA clearance will take at least three months following this submission. Although there can be no assurances, we expect that we will be ready to sell the Infant Lasette in the third quarter of 2003. There can be no assurances that we will obtain all necessary clearances in a timely manner, if at all. Our failure to obtain the necessary regulatory clearances will prevent us from marketing and selling the Infant Lasette.

EMPLOYEES

As of March 25, 2003, we had 25 permanent full-time employees, 3 temporary full-time employees and 2 part-time employees. Of these employees, 4 were principally engaged in product development, 12 in manufacturing, including quality control, 10 in marketing and sales and the balance in administration and finance. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced work stoppages and we believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

Our facilities are located in approximately 12,000 square feet in Albuquerque, New Mexico. This facility contains our executive and administrative offices, as well as facilities for our assembly, production, testing, storage and inventory functions. Our monthly rent payments are $8,998, subject to an annual increase of approximately three percent. Our lease terminates in November 2007. We have an option to terminate the lease as of November 30, 2005 if we pay the landlord a cancellation fee of $18,500 plus accrued rent through termination. We believe that this facility is adequate for our present and near-term requirements. Our equipment, fixtures and other assets located within the facility are insured against loss.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not subject to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during our fourth fiscal quarter that ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR THE REGITRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND REDEEMABLE WARRANTS

Our common stock and our redeemable common stock purchase warrants, or Redeemable Warrants, are traded over-the-counter and quoted on the OTC Bulletin Board on a limited and sporadic basis under the symbols "CRII" and "CRII.W," respectively. The reported high and low bid prices for our common stock and the low bid and high ask prices for our Redeemable Warrants, each as reported by the OTC Bulletin Board, are shown below for the two-year period ended December 31, 2002. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

COMMON STOCK                                         BID
                              --------------------------------------------------
                                       LOW                        HIGH
                              ----------------------     -----------------------
2001
----
First Quarter                         $0.453                     $1.313
Second Quarter                        $0.281                     $0.830
Third Quarter                         $0.210                     $0.760
Fourth Quarter                        $0.190                     $0.500

                                                     BID
                              --------------------------------------------------
                                       LOW                        HIGH
                              ----------------------     -----------------------
2002
----
First Quarter                         $0.230                     $1.440
Second Quarter                        $0.470                     $1.350
Third Quarter                         $0.360                     $1.240
Fourth Quarter                        $0.370                     $0.710



REDEEMABLE WARRANTS                                  BID
                              --------------------------------------------------
                                       LOW                        HIGH
                              ----------------------     -----------------------
2001
----
First Quarter                         $0.156                     $0.234
Second Quarter                        $0.070                     $0.156
Third Quarter                         $0.040                     $0.080
Fourth Quarter                        $0.040                     $0.060

                                                     BID
                              --------------------------------------------------
                                       LOW                        HIGH
                              ----------------------     -----------------------
2002
----
First Quarter                         $0.040                     $0.250
Second Quarter                        $0.050                     $0.100
Third Quarter                         $0.050                     $0.070
Fourth Quarter                        $0.030                     $0.050


As of March 25, 2003, there were approximately 198 holders of record of our common stock. The Redeemable Warrants expired unexercised on February 3, 2003.

DIVIDENDS

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We anticipate that any earnings generated from our operations will be used to finance our ongoing operations. No contractual restrictions exist upon our ability to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

         The following is a description of the unregistered securities we issued during the period covered by this report and during the subsequent period through the date of this report:

         1. On November 13, 2002, pursuant to a stock purchase agreement between the company and one of our directors, Mr. Oton Tisch, dated November 12, 2002, we issued 2,309,255 shares of our common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owed to Mr. Tisch under our January 31, 2001 loan agreement with him. On that same date pursuant to such stock purchase agreement, we also issued 776,949 shares of our common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $337,300 of principal and $12,327 of accrued interest owing to Mr. Tisch under our September 17, 2002 amended and restated promissory note in the face amount of $2,000,000. Additionally, on November 13, 2002 pursuant to such stock purchase agreement, in connection with the conversion of the outstanding principal and interest owed to Mr. Tisch under the January 2001 loan agreement and the September 17, 2002 promissory note, we issued Mr. Tisch a warrant to purchase 771,551 shares of our common stock. The warrant has an exercise price of $0.7125 per share and expires on November 13, 2007. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

         2. On November 22, 2002, we issued 1,250,000 shares of our common stock in a private placement with Frederick A. Voight, a private investor. Gross proceeds to the company were $500,000. Additionally, Mr. Voight was issued a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.70 per share. The warrant expires on November 22, 2007. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

         3. On December 2, 2002, we issued 111,111 shares of our common stock in a private placement with Paul Bardacke, a private investor. The gross proceeds to the company were $50,000. Additionally, Mr. Bardacke was issued warrants to purchase 22,222 and 30,000 shares, respectively, of our common stock. The warrant to purchase 22,222 shares has an exercise price of $0.70 per share while the warrant for 30,000 shares has an exercise price of $2.40 per share. Both of the warrants expire on December 2, 2007. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D.

         4. On December 12, 2002, we issued 371,711 shares of our common stock to Oton Tisch, for services rendered by Obras Electromecanicas TRV in its capacity as a consultant. Additionally, Mr. Tisch was issued a warrant to purchase 92,928 shares of our common stock at an exercise price of $0.60 per share in consideration for consulting services. The warrant expires on December 7, 2007. Mr. Oton Tisch, one of our directors, is the sole owner and Chief Executive Officer and President of TKV. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

         5. On February 24, 2003, we issued 250,000 shares of our common stock to Valentin Bagarella, a private investor. The gross proceeds to the company were of $100,000. Additionally Mr. Bagarella was issued warrants to purchase 50,000 shares of our common stock at a price of $0.575 per share. The warrants expire on February 25, 2008. The securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in
Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

Sales of products for the year ended December 31, 2002 increased $122,912, or 8%, to $1,584,359 from $1,461,447 for the year ended December 31, 2001. The increase can primarily be attributed to the December 2002 sales of UltraLight Laser evaluation units to our North-American distributor of the UltraLight Laser product. The evaluation units were sold to our distributor to assist in their marketing research and demonstration efforts.

Research and development grant revenue was $137,597 for the year ended December 31, 2001 compared to no revenues during 2002. We generated no revenues from research and development grants during 2002 because our final research grant expired in September 2001.

Our gross margin on product sales increased to 15% for the year ended December 31, 2002 from 7% for the year ended December 31, 2001. The primary reason for the increase was that during the fourth quarter of 2001 we recorded charges to cost of goods sold of approximately $173,000 to write-off the value of inventory associated with the Professional Lasette, a discontinued product. There were no similar charges to cost of goods sold in 2002.

General and administrative operating expenses increased $217,683 from $936,000 for the year ended December 31, 2001 to $1,153,683 for the year ended December 31, 2002. The increase was primarily due to non-cash charges of approximately $240,000 associated with stock and stock options provided to consultants for general business advisory services. Marketing and sales operating expenses decreased $266,025 from $1,211,726 during the year ended December 31, 2001 to $945,701 during 2002. The decrease is primarily due to the elimination of four positions in September 2001. No expenses associated with those positions were incurred in 2002. Research and development operating expenses decreased $101,518 from $610,354 for the year ended December 31, 2001 to $508,836 for the year ended December 31, 2002. The reduction in research and development operating expenses was accomplished by our purchasing fewer engineering components and parts in 2002 when compared with 2001.

Interest income decreased during the year ended December 31, 2002 to $17 from $11,979 during the year ended December 31, 2001. The decrease was due to our having little excess cash balances available to invest in 2002. Interest expense increased during the year ended December 31, 2002 compared to the period year because of increased borrowings in 2002 over those in 2001. Most of the increased borrowing is attributed to advances made under the August 2, 2001 convertible note and advances made under the March 29, 2002 promissory note. Both notes were payable to Mr. Oton Tisch, one of our directors. The August 2, 2001 note was converted into shares of our common stock on July 29, 2002. See "Liquidity and Capital Resources" for further discussion of the March 29, 2002 note.

Loss on extinguishment of debt totaled $546,677 for the year ended December 31, 2002. There were no similar charges in 2001. Of this loss, $494,691 represents non-cash charges relating to the repayment of indebtedness in connection with our November 12, 2002 stock purchase agreement with Oton Tisch. Pursuant to that stock purchase agreement, we issued to Mr. Tisch 2,309,255 shares of our common stock and a warrant to purchase 771,551 shares of our common stock in repayment in full of aggregate principal indebtedness of $1,237,300, plus accrued interest. The remaining $51,986 of this loss represents non-cash charges relating to the payment of consulting services provided by Obras Electromecanicas TKV in connection with our December 12, 2002 stock purchase agreement. Pursuant to that stock purchase agreement, we issued to Mr. Tisch 371,711 shares of our common stock and a warrant to purchase 92,928 shares of our common stock in repayment in full of $167,270 of consulting services. Mr. Tisch is the sole owner and Chief Executive Officer and President of TKV.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

Product sales for the year ended December 31, 2001 increased $468,737, or 47%, to $1,461,447 from $992,710 in the comparable period of 2000. The increase in sales resulted mainly from our scientific research instruments products. The sales of scientific instrumentation products increased $381,121 during the year ended December 31, 2001 to $986,998 from $605,877 when compared to the same period of 2000. The increase was due to our placing a greater emphasis on our scientific instrumentation products in 2001 than we did in 2000. Additionally, at the end of September 2001 we released the LS300 Pro Workstation, which contributed approximately $288,000 to the increase. Sales of our laser-based medical products increased $87,616 to $474,449 for the year ended December 31, 2001 from $386,833 for the year ended December 31, 2000. Revenue generated from research and development grants increased $123,244 to $137,597 during the year ended December 31, 2001 from $14,353 for the year ended December 31, 2000. This increase is attributed to more work being completed on a specific grant by our personnel in 2001 compared to the work completed in 2000.

Our gross margin from sales of products increased from a negative margin of 53% during the year ended December 31, 2000 to a positive margin of 7% for the year ended December 31, 2001. The negative gross margin experienced in 2000 was primarily due to three factors. First, and most importantly, the negative gross margin is attributed to an accrual of $400,000 that was made in anticipation of the settlement of a lawsuit with Big Sky Laser Technologies, Inc., or BSLT. This lawsuit was settled in the first quarter of 2001. Second, we accrued approximately $64,000 in cost of sales during 2000 to pay expenses associated with a design improvement in one of the main components of the laser-based medical products. As a result of the modification, certain parts in stock had to be reworked. Third, a lack of efficiencies in the production of our laser-based medical products also contributed to the negative gross margin in 2000. These inefficiencies were primarily due to low volume. As sales increased during 2001 our gross margin returned to a positive level. During 2001 we recorded charges to cost of goods sold of approximately $173,000 to write-off the value of inventory associated with the Professional Lasette, a discontinued product. This charge reduced our gross margin for the year ended December 31, 2001 to 7%.

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

Interest income decreased during the year ended December 31, 2001 from the amount in the same period of 2000 primarily due to our decreasing cash balance during 2001. In the first half of 2000 we completed two large private placements that provided us aggregate gross proceeds of approximately $3.2 million. The interest income earned in 2000 resulted from investments of the cash proceeds from these placements. As the cash balance decreased during 2000 and 2001 we earned less in interest income. Interest expense decreased in 2001 from 2000 because of the beneficial conversion charge of $1.2 million to interest expense associated with the conversion of our $1.2 million convertible note in August 2000 into 500,000 shares of common stock. A similar charge was not incurred in 2001. Excluding the $1.2 million charge in 2000, our interest expense increased by $67,036 in 2001 compared to interest expense in 2000. The reason for the increase in 2001 was because of interest expense associated with higher outstanding balances of borrowed indebtedness in 2001 verses 2000. These higher debt balances were primarily attributed to the $1 million board loan signed in January 2001 and the $500,000 convertible note signed in August 2001. Other income, net decreased in 2001 when compared with the amount in 2000. During 2000 we recorded a one-time benefit from the sale of our IVF workstation technology.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the years ended December 31, 2002 and 2001 was $1,998,860 and $2,389,669, respectively. The primary reason for the decrease in cash used in operations during the year ended December 31, 2002, as compared to the same period in the prior year, was that we had fewer cash resources. We have also taken steps to limit or reduce our personnel and other costs through personnel reductions, limitation of travel expenditures and other methods to achieve other administrative cost reductions.

Net cash provided by financing activities for the year ended December 31, 2002 and 2001 was $2,303,777 and $1,358,989, respectively. The increase in net cash provided by financing activities resulted primarily from loan proceeds received from related parties and from the proceeds received from the issuance of common stock either in private placement transactions or as a result of stock options being exercised.

Total assets increased to $1,982,620 at December 31, 2002 from $1,659,738 at December 31, 2001, an increase of $322,882, or 19%. This change in total assets is primarily attributed to the following:

         o Our current assets increased $393,704, or 31%, as of December 31, 2002 compared to our current assets as of December 31, 2001. This increase was primarily the result of an increase in receivables and cash balances, as described below.

         o Cash increased $293,450, from $5,633 at December 31, 2001 to $299,083 at December 31, 2002. The increase in cash was primarily attributed to cash received in connection with private placement transactions completed in December 2002..

         o Accounts receivable increased $213,154 from $287,482 at December 31, 2001 to $500,636 at December 31, 2002 and other receivables increased to $260,000 at December 31, 2002 from zero at December 31, 2001. The increase in accounts receivable was primarily attributed to increased sales in the fourth quarter of 2002 when compared with the fourth quarter of 2001. The other receivables balance represented amounts due by an investor in connection with a December 2002 private placement transaction. The balance of the other receivables was collected in January and February of 2003.

         o Inventory decreased by $372,137 or 41%, to $539,284 at December 31, 2002 from $911,421 at December 31, 2001. The decrease was primarily due to the lack of financial resources to purchase components for the manufacture of our products.

Our current ratio at December 31, 2002 was 1.38 compared to 0.5 at December 31, 2001. Our total current liabilities decreased $1,296,686 from $2,489,415 at December 31, 2001 to $1,192,729 at December 31, 2002. Our working capital increased to $454,520 at December 31, 2002 from a deficit of $1,235,870 at December 31, 2001. The increase in working capital was primarily due to cash received in connection with private placement transactions completed in December 2002, as well as reduction of our notes payable to related parties that were classified as current liabilities as of December 31, 2001. Our notes payable to related parties decreased $1,428,587 from $1,608,989 at December 31, 2001 to $180,402 at December 31, 2002. The decrease is mainly attributed to the repayment of $900,000 of principal, plus accrued interest, owed to Mr. Oton Tisch under our January 2001 loan agreement in connection with our November 12, 2002 stock purchase agreement with Mr. Tisch. Additionally, on July 29, 2002, we converted the outstanding principal and interest of the August 2, 2001 note in favor Mr. Oton Tisch by issuing to Mr. Tisch 684,685 shares of our common stock. The amount converted under our August 2, 2001 note was $380,000, plus accrued interest.

In October 2001, we were notified by the Center for Medicare and Medicaid Services, or CMS, that a Healthcare Common Procedure Coding System, or HCPCS, code had been assigned to our Lasette. In January 2002, CMS published the allowable for our Lasette that was associated with the newly issued HCPCS code. Generally, Medicare reimburses 80% of the published allowable. In March 2002, we were notified by CMS that they have not established a medical criteria for our Lasette and as a result CMS will only reimburse approximately $17 for the price of the Lasette, a minimal portion of its cost. Whether we can obtain a higher reimbursement rate for the Lasette will depend on the establishment of a favorable medical policy for the Lasette, which is largely outside our control. We are currently working with CMS to provide input into CMS's establishment of an appropriate medical policy so that a higher reimbursement rate may be set. CMS is now conducting a review of the medical reimbursement of the Lasette. Therefore, we believe that progress is taking place in our continuing efforts to achieve a timely resolution of this matter. However, we can provide no assurance as to whether a medical policy favorable to us will be established by CMS, or when, if ever, an adequate reimbursement rate for the Lasette will be set or the eventual amount of reimbursement.

Our ability to improve cash flow and ultimately achieve profitability will depend on our ability to significantly increase sales. Accordingly, we are manufacturing and marketing the Lasette, a sophisticated laser-based medical device, that leverages our existing base of technology. We also expect to begin commercial shipments of the UltraLight Laser in the second quarter of 2003. We believe the markets for these products are broader than that of the scientific research instruments market and, as such, offer a greater opportunity to significantly increased sales. In addition, we are pursuing development and marketing partners for some of our new medical products. If obtained, we believe these partnerships may enhance our ability to rapidly ramp-up our marketing and distribution strategy, and possibly offset the products' development costs. Although we have begun manufacturing and marketing the Lasette, we expect to begin commercial shipments of the UltraLight Laser in 2003 and we continue to market our scientific research instrument line, we do not anticipate achieving profitable operations until after 2003. As a result, as described in more detail below, we expect that additional operating funds will be required under our September 17, 2002 amended and restated promissory note or under alternative financing sources and that our accumulated deficit will increase in the foreseeable future.

COMMITMENTS - As of December 31, 2002, our outstanding indebtedness for borrowed money included the following:

         o In January 2001, certain members of our board of directors and affiliates of members or former members of our board of directors agreed to make term loan advances to us in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement with us. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the company and Mr. Oton Tisch dated November 12, 2002, we issued 2,309,255 shares of our common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of December 31, 2002, the remaining principal balance of loans outstanding under the loan agreement was approximately $86,000, of which $77,000 can be demanded at any time and approximately $9,000 is payable in equal installments of $2,500 each month with all principal and interest due in March 2003. In connection with the January 2001 loan commitment, each lender was issued a warrant in proportion to the amount of the loan made by that lender. The warrants allow the lenders to purchase an aggregate of 150,000 shares of our common stock. The warrants may be exercised until January 31, 2004, at a price equal to $1.125 per share of our common stock.

         o On March 29, 2002, we signed a promissory note in the face amount of $2,000,000 payable to one of our directors, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. Under this promissory note, Mr. Tisch may make one or more advances to us at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $1,488,500 (the "Loan A Facility"). Additionally, Mr. Tisch must make requested advances under this note up to an aggregate principal sum of $511,500 so long as he remains satisfied in his reasonable credit judgment with our capital raising activities (the "Loan B Facility"). Therefore, Mr. Tisch has no obligation or commitment to make any loans under the Loan A Facility and must make advances under the Loan B Facility only to the extent he is satisfied with our capital raising activities in his reasonable credit judgment. This note bears interest at 8% per annum and is presently secured by all our assets. Mr. Tisch has funded a total principal amount of $577,300 under this note as of December 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the company and Mr. Tisch dated November 12, 2002, we issued 776,949 shares of our common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $337,300 of principal and $12,327 of accrued interest owing to Mr. Tisch under the promissory note. Additionally, on November 19, 2002, we repaid, in cash, $180,000 owing under the note. As of December 31, 2002, the remaining principal balance outstanding under the note was approximately $60,000, all of which was outstanding under the Loan B Facility. No amounts borrowed under the Loan A Facility or the Loan B Facility may be reborrowed after being repaid by us. As of December 31, 2002, the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,000,000. As of December 31, 2002, the remaining amount available under the Loan B Facility is $422,700. All principal and interest outstanding under the note are due on April 1, 2004.

         o A private investor that is not affiliated with the company has advanced us the principal sum of $27,000. The outstanding principal balance of $27,000 is payable by us upon demand.

CAPITAL SOURCES - Our operating cash flows continue to be provided by ongoing sales of the Lasette and the Cell Robotics Workstation. During 2002, sales of our products generated revenues of approximately $1,584,000. In July 2002, we received a commitment from California Caltech, Inc., our distributor that sells the Lasette in China, to order additional Lasettes. This commitment provides for sales of an additional 750 Lasettes and 1.5 million clinical disposables through April 2003, of which 620 units and 350,000 disposables have been purchased as of December 31, 2002. The distributor has also ordered an additional 2,000 Lasettes, and has committed to order approximately 15 million corresponding disposables by May 2004. For the year ended December 31, 2002, the company has recognized revenue of approximately $360,000 from the sale of the Lasette and related disposables to California Caltech. Although the distributor has committed to purchase the above Lasettes and related disposables, we have no control over the timing or the amount of any order within the relevant periods discussed above. Further, the risks associated with these international activities includes, but are not limited to, the compliance by our distributor with its commitments. Although we are not aware of any reason that the distributor will not fulfill its commitment, we cannot assure you that it will remain in compliance with its agreement with us.

We are currently developing a modified version of the Lasette, called the Infant Lasette, designed specifically for neonatal/pediatric heelstick applications. On September 30, 2002, we commenced our clinical trials of the Infant Lasette. After completing the requisite tests in the clinical trial, we will submit the Infant Lasette for FDA clearance. We anticipate that we will be able to make our submission to the FDA in the second quarter of 2003. We further anticipate that the FDA clearance will take at least three months following this submission. However, FDA clearance will be delayed if the FDA requests additional information based on the initial or subsequent submissions. Although there can be no assurances, we expect that we will be ready to sell the Infant Lasette in the third quarter of 2003. Additionally, we received FDA clearance of the UltraLight Laser in September 2002.

We had back orders of approximately $2.8 million for the Lasette and the UltraLight Laser as of December 31, 2002, compared to no back orders for the Lasette and UltraLight as of December 31, 2001. There were no back orders for the UltraLight Laser as of December 31, 2001 because we began development of that product during 2002. Over half of the expected revenues from these open back orders were attributed to the UltraLight Laser. Of the total amount of back orders related to the UltraLight Laser, $1.2 million was from Sandstone Medical Technologies, LLC. Sandstone recently cancelled the purchase order for the UltraLight Laser in the amount $1.2 million. Sandstone has also notified us that it does not intend to continue to use us as its manufacturer. See "Cautionary Statements" contained in Part II - Item 6, Management Discussion and Analysis of Financial Condition and Results of Operation below. Additionally, in the first quarter of 2003, we received total purchase orders of approximately $816,000 for the Lasette and its associated disposable shields and the UltraLight Laser.

As a result of Sandstone's cancellation of the purchase order and the additional purchase orders received in the first quarter of 2003, our open back orders as of March 28, 2003 total approximately $2.4 million. We expect that our open back orders will also produce additional revenues based on disposable shields associated with these products. Approximately $516,000 of the purchase orders for the Lasette is required to be delivered in 2003. Although our goal is to ship the remaining Lasette units covered by our open purchase orders during 2003, all units are not required to be delivered until May 2004. All open purchaser orders covering the UltraLight Laser are to customers outside of North America. We shipped the first 10 evaluation units of the UltraLight Laser in December 2002. The evaluation units were furnished for marketing research and demonstration purposes. We expect to begin commercial shipments of the UltraLight Laser in the second quarter of 2003. The UltraLight Laser units covered by the open purchase orders are required to be delivered in 2003 and 2004.

As discussed above, on September 17, 2002, we entered into an amended and restated promissory note payable to Mr. Tisch. Under this promissory note, Mr. Tisch may, in his discretion, make one or more advances to us under the Loan A Facility. Additionally, Mr. Tisch must make requested advances under this note under the Loan B Facility so long as he remains satisfied, in his reasonable credit judgment, with our capital raising activities. As of December 31, 2002, the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,000,000. As of December 31, 2002, the remaining amount available under the Loan B Facility is $422,700.

In addition to the above sources, we have and will continue to actively pursue negotiated transactions to raise capital through the issuance of debt, equity and convertible debt instruments, or through the exchange of existing instruments through transactions that could provide us with additional capital.

ADEQUACY OF CAPITAL - Since our inception, to provide working capital for our product development and marketing activities, we have relied principally upon the proceeds of both debt and equity financings and, to a lesser extent, the proceeds of Small Business Innovative Research grants. Research and development grants accounted for revenues of $137,597 in 2001. No research and development grant revenue was received in 2002. We have not been able to generate sufficient cash from operations and, as a consequence, we must seek additional financing to fund ongoing operations.

As of December 31, 2002, our net working capital was $454,520 and our total cash and cash equivalents was $299,083. We expect to experience operating losses and negative cash flow for the foreseeable future. Therefore, we do not have sufficient cash to sustain those operating losses without additional financing. We presently need financing to repay our current indebtedness, including payment of our notes in the aggregate principal amount of approximately $145,000 of which approximately $83,000 is currently due. In addition to debt service requirements, we will require cash to fund our operations. Based on our current operations, we estimate that our cash needs will be approximately $150,000 each month for the foreseeable future and will be a total of approximately $900,000 from January 1 through June 30, 2003. Our operating requirements depend upon several factors, including the rate of market acceptance of our products, particularly the Lasette, our level of expenditures for manufacturing, marketing and selling our products, costs associated with our staffing and other factors. We have been funding our operating requirements with proceeds from small private placements of our equity securities and indebtedness for borrowed money, particularly with financings with Mr. Oton Tisch, one of our directors, and sales of our products. However, these sources of capital have only been adequate to meet our short-term needs. Although presently there are amounts available, subject to the terms of, and under the September 2002 amended and restated promissory note with Mr. Tisch, we need to secure one or more additional financings sufficient to fund our operations on a long-term basis. Therefore, we intend to continue to seek to raise equity or debt financing. Although we have had discussions with potential investors, we have not been able to obtain sufficient long-term financing on acceptable terms as of the date of this report. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing shareholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. In addition, the reports we received from our independent auditors covering our fiscal years ended December 31, 2002 and 2001 financial statements contain an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

To date, we have generated only limited revenues from the sale of our products and have been unable to profitably market our products. We incurred net losses applicable to common shareholders of $2,460,569 and $2,723,844 in 2002 and 2001, respectively. Revenues from the sale of our products were $1,584,359 and $1,461,447 for the years ended December 31, 2002 and 2001, respectively. We expect to experience operating losses and negative cash flow for the foreseeable future. We do not have sufficient cash to sustain continuing operating losses without additional financing. Even if we are able to obtain additional financing to allow us to continue operations and repay indebtedness, we will still need to generate significant revenues and improve our gross margins to fund anticipated manufacturing and marketing costs and to achieve and maintain profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability, which will have a negative impact on the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

REVENUE RECOGNITION - Sales to qualified distributors are recognized when the products are shipped from the plant and ownership is transferred to the customer. In certain instances where we are required to install our products at a customer location, the revenue is deferred until the installation is complete. We provide an allowance for returns based on historical experience.

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

IMPAIRMENT - We review our inventory and property and equipment for potential impairment. Any losses noted are written-off in the period that the impairment occurs.

WARRANTIES - We warrant our products against defects in materials and workmanship for one year. The warranty reserve is reviewed periodically and adjusted based upon our historical warranty costs and our estimate of future costs. We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when product revenue is recognized. Factors affecting our warrant liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors.

ACCOUNTS RECEIVABLE - Substantially all of our accounts receivable are due from distributors of medical devices or of research instruments. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (SFAS 143). This statement requires entities to record a liability for the estimated retirement and removal costs of assets used in their business. The liability should be recorded at its fair value, with a corresponding asset that should be amortized over the remaining useful life of the long-lived asset to which the liability relates. Period expenses will also be recognized for changes in the original value of the liability as a result of the passage of time and revisions in the undiscounted cash flows required to satisfy the obligation. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. We do not expect adoption of the standard to have any material impact on our earnings and financial position.

In April 2002, the FASB issued Statement 145, RESCISSION OF FASB STATEMENTS 4, 44, AND 64, AMENDMENT OF FASB STATEMENT 13, AND TECHNICAL CORRECTIONS (SFAS
145). Among other provisions, SFAS 145 rescinds FASB Statement 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS (APB
30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002. We do not expect adoption of the standard to have any material impact on our earnings and financial position.

In June 2002, the FASB issued Statement 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, but early adoption is encouraged. We have elected to early adopt this statement for the year ended December 31, 2002.

In December 2002, the FASB issued Statement 148 (SFAS 148), ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND DISCLOSURE: AN AMENDMENT OF FASB STATEMENT 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. We do not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In November 2002, FASB Interpretation 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING IDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. A company previously did not record a liability when guaranteeing obligations unless it became probable that the company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees we issue or modify subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. We have historically not issued guarantees and do not anticipate FIN 45 will have a material effect on our 2003 financial statements. Disclosures required by FIN 45 are included in the accompanying financial statements.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46 clarifies the application of Accounting Research Bulletin 51, CONSOLIDATED FINANCIAL STATEMENTS, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations.

CAUTIONARY STATEMENTS

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

         o obtaining and maintaining regulatory approval and changes in regulations, including obtaining regulatory approvals for the Infant Lasette;

         o    competitive pressures;

         o    commercial acceptance of new products;

         o    changing economic conditions;

         o    expectations regarding competition from other companies; and

         o    our ability to manufacture and distribute our products.

Potential investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results will differ and could differ materially from these forward-looking statements. The factors that could cause actual results to differ materially from those in the forward-looking statements include the following: (1) industry conditions and competition, (2) reforms in the health care industry or limitations imposed on third party or Medicare reimbursement of health care costs, (3) the rate of market acceptance of our products, particularly the Lasette and the UltraLight Laser, (4) operational risks and insurance, (5) risks associated with operating in foreign jurisdictions, (6) product liabilities which may arise in the future which are not covered by insurance or indemnity, (7) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the medical device industry and our operations in particular,
(8) the ability to retain key personnel, (9) renegotiation, nullification or breach of contracts with distributors, suppliers or other parties and (10) the relationship with our suppliers, particularly our supplier of crystals used in our Ebrium:YAG lasers. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this report will in fact occur. Additional cautionary statements include, among others, the following:

IT IS DIFFICULT TO PREDICT WHETHER RECENTLY INTRODUCED PRODUCTS, OR PRODUCTS THAT WE MAY DEVELOP IN THE FUTURE, WILL GAIN MARKET ACCEPTANCE OR PROFITABILITY. We develop and market innovative technologies, in particular the Personal Lasette, which was introduced in December 1999, and the Cell Robotics Workstation. We have also developed the UltraLight Laser, which we expect to begin commercial shipments in the second quarter of 2003. Demand for and market acceptance of these products, as well as future products that we may develop, are subject to a high level of uncertainty and risk. The risks associated with the introduction of innovative technologies such as ours include the following, among others:

         o the possibility that the cost of the product may not be covered by private insurance;

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

We cannot assure you that we will be successful in addressing the risks described above. For example, currently, the cost of the Lasette does not qualify as a reimbursable expense under most health insurance programs and we cannot predict when, if ever, the Lasette may be covered by such third-party payors. Additionally, total revenues from sales of the Personal Lasette since its introduction through December 31, 2002 were $1,376,619. We are unable to estimate whether the demand for the Lasette will achieve market acceptance. Our failure to address these risks could have a negative impact on our business, operating results and financial condition.

WE HAVE LIMITED EXPERIENCE IN MARKETING, DISTRIBUTING AND SELLING LASER-BASED MEDICAL AND RESEARCH PRODUCTS, WHICH MAY DELAY OUR ABILITY TO SUCCESSFULLY BRING OUR PRODUCTS TO MARKET. OUR FAILURE TO EXPAND OUR DISTRIBUTION CHANNELS WOULD ALSO INHIBIT OUR ABILITY TO GROW. We have limited experience marketing, distributing and selling our products. To successfully market, distribute and sell our current or future products, we must build a more extensive marketing sales force and distribution network. Alternatively, we can enter into arrangements with third parties to market, distribute and sell our products. We cannot assure you that we will be able to successfully develop such a network or that we will enter into acceptable agreements with third parties to provide our products. As of the date of this prospectus, the Lasette for clinical use is distributed through several regional distributors within and outside the United States, while the Lasette for home use is sold through distributors and directly to customers. Our Cell Robotics Workstation is currently marketed and sold through direct sales, dealers, representatives and distributors. Meiwa Shoji Company Ltd., our exclusive distributor of the Cell Robotics Workstation in Japan, accounted for 18% and 33% of our product sales in 2002 and 2001, respectively. However, since January 2002, Meiwa Shoji has no obligation to further promote or purchase the Cell Robotics Workstation. Its appointment as distributor can be terminated by either party on 90 days' notice. C.A. Continental, Inc., our former exclusive United States based distributor of the Lasette in China, also accounted for 18% of our product sales in 2001. We terminated our relationship with C.A. Continental in June 2002 as a result of certain defaults by C.A. Continental under our agreement. For 2002, California Caltech, Inc., our exclusive United States based distributor of the Lasette in China since July 2002, has accounted for approximately 23% of our product sales. As of the date of this report, no other single customer or distributor accounts for more than ten percent of our sales. We plan to rely on a network of distributors for sales of the UltraLight Laser; however, to date we have not entered into distribution relationships. Although we intend to pursue marketing and distribution relationships for our products, particularly the Lasette for clinical use and the UltraLight Laser, we cannot make any assurances that any discussions or negotiations with third parties regarding the marketing or distribution of our products will be successful. If we maintain our own marketing, distribution and sales capabilities, we will compete against other companies with experienced and well-funded marketing, distribution and sales operations. Alternatively, if we enter into a marketing arrangement with a third party, we will likely have to pay a sales commission or discount the retail price of our products. Further, our revenues would depend on the efforts of third parties. If we are unable to develop a plan to market, distribute and sell our products, we may be unable to successfully bring them to market. We cannot assure you that we will be able to recruit and retain marketing personnel with the required skills or that we will be able to enter into the strategic relationships needed to effectively market and distribute our products.

WE HAVE AN ORAL AGREEMENT WITH SANDSTONE MEDICAL RELATING TO MANUFACTURING AND MARKETING THE ULTRALIGHT LASER, WHICH IS CURRENTLY IN DISPUTE. AS A RESULT OF THE ORAL NATURE OF THE AGREEMENT, WE MAY BE UNABLE TO ENFORCE THE AGREEMENT ON TERMS THAT WE BELIEVED TO EXIST, WHICH COULD ADVERSELY AFFECT THE MANUFACTURE, MARKETING AND SALE OF THE ULTRALIGHT LASER. IF WE BECOME INVOLVED IN COSTLY AND TIME-CONSUMING LITIGATION, THEN IT MAY SUBSTANTIALLY INCREASE OUR COSTS AND ADVERSELY AFFECT OUR BUSINESS. We have an oral agreement with Sandstone Medical Technologies, LLC relating to manufacturing and marketing the UltraLight Laser. However, we are currently in a dispute with Sandstone Medical Technologies, LLC regarding the relationship. In connection with this dispute, Sandstone has notified us that it does not intend to continue to use us as its manufacturer. Additionally, Sandstone cancelled a purchase order for the UltraLight Laser in the amount $1.2 million. As a result of the oral nature of the agreement, we may be unable to enforce the agreement on terms that we believed to exist. We believe that we have complied with the terms of the agreement and intend to pursue our rights to the UltrLight Laser. We are examining and evaluating our options and potential courses of action regarding this newly developed product. However, due to the early stages of the matter, we are unable to predict its outcome of at this time. If we become involved in costly and time-consuming litigation, management attention consumed by and legal costs associated with any litigation could have a negative effect on our operating results. Additionally, an unfavorable outcome in any litigation may adversely affect our ability to manufacture, market and sell the UltraLight Laser.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL AND OTHER ADVISORS. Medical device companies of our size must retain key scientific, technical, managerial, marketing and financial personnel as well as attract and retain additional highly qualified personnel for these areas in order to successfully operate and grow their businesses. Our key employees and advisors include, among others, Gary Oppedahl, Paul Johnson and Oton Tisch. Mr. Oppedahl is our Chief Executive Officer, President and a director and Mr. Johnson is our Executive Vice President, Chief Financial Officer, Secretary and a director. Mr. Tisch is the Chairman of the Board and assists the company concerning our international marketing and sales efforts through a consulting relationship. We face intense competition for qualified personnel in these areas, and we cannot assure you that we will be able to attract and retain qualified personnel. If we lose our key personnel or advisors, or are unable to hire and retain additional qualified personnel in the future, our business, financial condition and operating results could be adversely affected. Our key employees, including Mr. Oppedahl and Mr. Johnson, may voluntarily terminate their employment with us at any time.

WE DO NOT HAVE A BROAD RANGE OF PRODUCTS TO SELL, AND IF DEMAND FOR THESE PRODUCTS DECLINES OR FAILS TO DEVELOP, OUR REVENUES WILL BE ADVERSELY AFFECTED. Since selling the IVF Workstation and associated technology to Hamilton Thorne Research in May 2000, our exclusive product lines consist of the Lasette and the Cell Robotics Workstation. We also expect to begin commercial shipments of the UltraLight Laser in the second quarter of 2003 now that certain manufacturing clearances have been obtained. Our primary focus is distributing and selling the Lasette, a laser skin perforator that replaces the steel lancets or needles diabetics primarily use. There is an inherent risk in not having a broad base of products in development, because we will not have alternate sources of revenue if we are not successful with our current lines. We cannot assure you that we will be able to profitably sell this narrow line of products. The failure of the Lasette would have a material adverse affect on our revenues and the future of our business.

CLAIMS BY OTHERS THAT OUR PRODUCTS INFRINGE THEIR PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS COULD PREVENT US FROM MANUFACTURING AND SELLING SOME OF OUR PRODUCTS OR REQUIRE US TO INCUR SUBSTANTIAL COSTS FROM LITIGATION OR DEVELOPMENT OF NON-INFRINGING TECHNOLOGY. Our industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the United States until such patents are issued and are maintained in secrecy for a period of time outside the United States. Accordingly, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications of others. Any claims of patent infringement would be time-consuming, and could:

         o    result in costly litigation;

         o    divert our technical and management personnel;

         o    cause product shipment delays;

         o    require us to develop non-infringing technology; or

         o    require us to enter into royalty or licensing agreements.

An adverse ruling in any infringement proceeding could subject us to significant liability or require us to seek licenses or similar arrangements from third parties. Although patent and intellectual property disputes in the medical and research device industry have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and often require the payment of ongoing royalties, which could hurt our gross margins. In addition, we cannot assure you that the necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from manufacturing and selling some of our products, which could materially adversely affect our business, results of operations and financial condition.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, INCLUDING OUR PATENTS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP, MANUFACTURE AND SELL OUR PRODUCTS. Our success will depend, in part, upon our ability to develop superior products that we can market at competitive prices. Our ability to do this will depend, in part, on our ability to protect and defend our intellectual property rights and the competitive advantages those rights offer. We rely primarily on patent, trade secret, copyright and trademark laws, confidentiality procedures and other intellectual property protection methods to protect our proprietary technology. Despite the precautions we have taken, unauthorized parties may attempt to engineer, reverse engineer, copy or obtain and use our products and other proprietary information. Misappropriations of our intellectual property could adversely affect our business, results of operations and financial condition.

OUR SUCCESS DEPENDS IN PART ON ENHANCING OUR CURRENT PRODUCTS AND DEVELOPING NEW PRODUCTS; HOWEVER, WE CANNOT ASSURE YOU THAT THOSE PRODUCTS WILL BE DEVELOPED WITHOUT MATERIAL DELAYS, BE CLEARED FOR SALE BY REGULATORS OR BE ACCEPTED IN THE MARKET. In order to be successful, we will need to continue to enhance our existing products and develop new products. Enhanced and new products may require a significant investment, including preclinical and clinical testing, before we can sell them in the marketplace. From time to time, we may also experience engineering or manufacturing delays or setbacks in the development of our products. For example, in 2000, we implemented design improvements to the Lasette to increase the efficiency of the laser beam profile and to limit the effect extreme temperatures had on the Lasette's functionality. Although to date we have not experienced any material engineering or manufacturing delays in enhancing our current products or developing new products, we cannot assure you that we will be able to successfully address problems that may arise during the development and commercialization process. In addition, we cannot assure you that any of our new products or enhancements to existing products can or will:

         o    be successfully developed;

         o    prove to be safe and effective in clinical trials;

         o    meet applicable regulatory standards;

         o be capable of being manufactured in commercial quantities at a reasonable cost;

         o    be marketed successfully; or

         o    achieve market acceptance.

Our failure to successfully and timely complete, obtain regulatory approvals or achieve commercial acceptance with respect to any of our new products or improvements to our existing products could materially adversely affect our business, financial condition and results of operations.

We are in the process of developing two new products, the UltraLight Laser and the Infant Lasette. Both products require FDA clearance. Further, we will be required to obtain certain regulatory clearances for the UltraLight Laser, including safety testing for electrical emissions and power regulation testing as required by Underwriters Laboratories and Canadian Standards Association and various regulatory body notifications, such as with the International Standards Organization, or ISO, and in connection with the European Community's CE certification. We received FDA clearance for the UltraLight Laser in September 2002 and we obtained the other required regulatory clearances in March 2003. On September 30, 2002, we commenced our clinical trials of the Infant Lasette. After completing the requisite tests in the clinical trials, we will submit the Infant Lasette for FDA clearance. We anticipate that we will be able to make our submission to the FDA in the second quarter of 2003. We further anticipate that the FDA clearance will take at least three months following this submission. However, there can be no assurances that we will obtain all necessary clearances in a timely manner, if at all. Our failure to obtain the necessary regulatory clearances will prevent us from marketing and selling the UltraLight Laser and the Infant Lasette.

OUR INDUSTRY IS HEAVILY REGULATED, AND STRINGENT ONGOING REGULATION AND INSPECTION OF OUR PRODUCTS COULD LEAD TO DELAYS IN THEIR MANUFACTURE, MARKETING AND SALE. United States government agencies and comparable agencies in countries outside the United States regulate the testing, manufacture, labeling, distribution, marketing and advertising of our products and our ongoing research and development activities. While the Lasette and the UltraLight Laser have received all necessary FDA clearances and the Lasette has received the European Community's CE Mark, their manufacture and marketing will be subject to ongoing regulation. We are subject to inspection and market surveillance by the FDA and the European Community for compliance with good manufacturing practices and other requirements, which include testing, design, quality control and documentation procedures. The FDA conducts periodic audits of the Lasette and the UltraLight Laser, which, among other things, will review our compliance with a variety of regulatory requirements. However, we have not been notified as to when an audit may be conducted. In order to manufacture and sell the Lasette under the CE Mark, we must also pass annual ISO maintenance audits, as well as comprehensive ISO audits every three years. We are currently ISO compliant. Our last ISO audit was completed in January 2003. OSHA also regulates our manufacturing activities. The UltraLight Laser and other products also require manufacturing clearances, such as Underwriters Laboratories and CE certifications. While we have historically been in compliance with all FDA, CE Mark, ISO, OSHA and other requirements, there can be no assurance that we will continue to do so in the future. Our failure to meet FDA, CE Mark, ISO, OSHA or other requirements could bar us from further marketing the Lasette and the UltraLight Laser in the United States and in other markets, which would have a material adverse affect on our business. Additionally, if the FDA finds through an FDA audit or otherwise that we have failed to comply with the FDA regulatory requirements, the agency could institute a wide variety of actions, including a public warning letter or other stronger remedies, including monetary fines, injunctions, recall or seizure of our products, operating restrictions, shutdown of production, withdrawal of previously granted approvals or criminal prosecution.

WE MAY BE REQUIRED TO OBTAIN ADDITIONAL REGULATORY CLEARANCES FOR ANY NEW PRODUCTS OR IMPROVEMENTS TO EXISTING PRODUCTS AND WE MUST OBTAIN REGULATORY APPROVALS IN SOME FOREIGN JURISDICTIONS TO MARKET OUR PRODUCTS ABROAD. OUR FAILURE TO OBTAIN NECESSARY REGULATORY CLEARANCES OR APPROVALS COULD ADVERSELY AFFECT OUR ABILITY TO MARKET AND SELL OUR PRODUCTS. We have received all necessary FDA clearances to commercially market the Lasette and the UltraLight Laser in the United States. Further, we have obtained CE Mark certification of the Lasette, which allows us to commercially market the Lasette for home and clinical use in countries comprising the European Union. However, comparable government agencies in a number of other foreign countries require lengthy and detailed clinical testing and other compliance procedures before they permit the introduction of enhancements to the Lasette and new medical laser products in the marketplace. The cost of complying with these regulations is significant and time consuming. These applications may require the completion of preclinical and clinical studies and disclosure of information relating to manufacturing and controls.

Any additional new products we may develop, or any modifications we make to our products in the future may require regulatory approval. The time required for completing testing and obtaining additional approvals is uncertain, and FDA, CE Mark and similar clearances may never be obtained for new products or applications. We may encounter delays or rejections based upon changes in FDA or European Community policy during the period of product development. We may also encounter delays with similar agencies in other markets. Even if the FDA, the European Community or comparable agencies grant clearance for our future products, it may limit the indicated uses for which our products or applications may be marketed.

THE GROWTH OF OUR BUSINESS COULD BE ADVERSELY AFFECTED BY REFORMS IN THE HEALTH CARE INDUSTRY. CURRENTLY, THE COST OF THE LASETTE IS NOT COVERED BY MOST HEALTH INSURANCE PROGRAMS, INCLUDING MEDICARE AND MEDICAID. OUR GROWTH AND BUSINESS STRATEGY WILL BE ADVERSELY AFFECTED IF WE FAIL TO OBTAIN ADEQUATE THIRD PARTY REIMBURSEMENT FOR THE LASETTE FOR HOME USE. Successful commercialization of the Lasette will depend in large part on whether patients who purchase the Lasette will be reimbursed for the expense by third-party payors. Third party payors include private insurance plans and Medicare and other federal healthcare programs. The United States government and third-party payors continue efforts to contain or reduce the costs of health care, which may adversely affect our future success. In both the United States and elsewhere, the use of elective medical procedures by many consumers depends on such consumer's ability to be reimbursed by third-party payors, such as government and private insurance plans. Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement. Some health insurance companies have covered the consumer's costs of the Lasette if a physician provides documentation indicating a medical necessity. However, currently the cost of the Lasette does not qualify as a reimbursable expense under most health insurance programs. In January 2002, the Center for Medicare and Medicaid Services, or CMS, published the allowable for our Lasette. Generally, Medicare reimburses 80% of the published allowable. In March 2002, we were notified by CMS that they have not established a medical criteria for our Lasette and as a result CMS will only reimburse approximately $17 of the price of the Lasette, a minimal portion of its cost. Whether we can obtain a higher reimbursement rate for the Lasette will depend on the establishment of a favorable medical policy for the Lasette, which is largely outside our control. Although we are currently working with CMS to provide input into CMS's establishment of an appropriate medical policy so that a higher reimbursement rate may be set, we can provide no assurance as to whether a medical policy favorable to us will be established by CMS, when, if ever, an adequate reimbursement rate for the Lasette will be set or the eventual amount of reimbursement. Our failure to obtain adequate third-party coverage of the

Lasette, including sufficient Medicare coverage, will limit our ability to successfully target the Lasette for home use to those persons that cannot purchase the Lasette without such assistance, which would adversely affect the growth of our business.

WE DEPEND ON A SOLE SUPPLIER FOR THE CRYSTALS USED IN THE LASETTE'S AND THE ULTRALIGHT LASER'S ERBIUM:YAG LASER RODS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS. The Erbium:YAG laser rod we use in the Lasette and the UltraLight Laser is made from crystals that are produced and processed from New Technologies Engineering Center, a single supplier in Russia. To date, we have experienced no material interruptions in the supply of our laser components. However, our agreements with our Russian supplier have historically been short-term in nature expiring after a specified dollar volume of rods are purchased or a specified period of time has elapsed, which has typically been one year or less. Although to date we have been able to maintain arrangements for the supply of our rods from New Technologies, we cannot assure you that we will be able to continue to do so in the future. Additionally, our source of supply could be restricted due to events flowing from Russia's political or economic instability, or due to the supplier's non-performance. Although we believe alternative crystal suppliers will be available if needed, we believe the prices of these alternative crystal suppliers would be significantly higher than the prices we currently pay. The prices of our laser rods from our Russian supplier may fluctuate each time we enter into a new agreement. Since January 1, 2002, the price we have negotiated for the purchase of rods from our Russian supplier has been approximately $107 per rod. Depending upon on our purchase volumes, we believe that the price of similar rods provided by alternative suppliers would range between approximately $175 and $380 per rod. Therefore, we believe we realize a significant cost savings by having our crystals manufactured by New Technologies. We cannot assure you that will be able to purchase rods from New Technologies at prices that will result in cost savings to the company in the future. Additionally, if we are unable to maintain commitments from New Technologies to supply rods or any of the above events or other events beyond our control occur, we could lose our strategically important source of supply for laser crystals. This would increase our manufacturing costs and impair our competitive advantage.

THE COMPETITION IN THE LASER BIOMEDICAL PRODUCTS INDUSTRY IS INTENSE, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUES AND MARKET SHARE. Our industry is characterized by intense competition. Our competition includes pharmaceutical and medical diagnostic equipment companies, academic institutions, public and private research institutions and others. Many of these companies and institutions are developing products that are being used or will be used for the same purposes as our products. In many cases, our competitors have substantially greater resources, research and development staffs and facilities than we do, as well as greater experience in developing products. Our competitors may succeed in developing products that are more effective or less costly than our products. If these new products are developed and become widely available and accepted, then we may be forced to reduce the price of our products. As a result, we may not be able to sell our products at a price that will allow us to realize a return on our investment.

Some competitors of the Lasette are marketing traditional stainless steel lancets. Additionally, several companies are developing or have developed safety lancets that are intended to reduce accidental needlesticks and cross-contamination in compliance with OSHA's bloodborne pathogens standards. These standards, as revised by the Needlestick Safety Act, require health care facilities to select safer needle devices to reduce or eliminate accidental needlesticks suffered by health care workers. The Lasette will compete directly with companies that are manufacturing, marketing and distributing stainless steel lancets and safety lancets.

Many of our competitors have more established sales and customer support organizations than we do. In addition, many of these competitors have greater name recognition, more extensive customer bases, better developed distribution channels and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. Further, new technologies may render some or all of our products non-competitive, obsolete and/or unmarketable, which would have a material adverse affect on our business. For example, competitors of the Lasette are developing glucose-testing products based on partially invasive or non-invasive technologies that could be an alternative to the Lasette. These non-invasive technologies include needle implants, watches with skin patches and non-invasive laser products that are designed to read glucose levels through the skin. If these products or other new products that compete against the Lasette or UltraLight Laser are approved for sale and become commercially available in the United States or Europe in the future, they could have a material adverse affect on sales of the Lasette and the UltraLight Laser and on our business and financial condition.

OUR PRODUCTS MAY NOT GAIN MARKET ACCEPTANCE AND MAY NOT ACHIEVE A COMPETITIVE POSITION IN THE MARKETPLACE. We cannot assure you that the marketplace will accept our products. Additionally, we can make no assurances that customers will be willing to pay more for the Lasette than for existing products. The cost of the Lasette is significantly higher than that of the stainless steel lancets and safety lancets. The suggested retail price of the Lasette is presently $995, although this initial cost could be substantially less depending on the program accepted by the customer, such as the number of units purchased or the commitment by the customer to purchase disposable shields in the future. Comparatively, we believe that the price of stainless steel lancets is currently less than $0.05 per unit and the price of safety lancets is between $0.18 and $0.52 per unit. In addition to the stainless steel lancets and safety lancets, the Lasette will also compete directly with non-invasive procedures and products that are currently being sold or developed by other companies. Market acceptance will depend, in large part, upon our ability to educate potential customers, including third-party distributors, about our products' distinctive benefits and/or create pricing strategies that are attractive to potential customers. We cannot assure you that we will be successful in these efforts or that our products will gain market acceptance or be competitive.

WE DO BUSINESS INTERNATIONALLY, WHICH SUBJECTS US TO RISKS RELATED TO FOREIGN REGULATIONS AND LAWS, DUTIES AND TARIFFS, FOREIGN INSTABILITY AND EXCHANGE RATES, AMONG OTHER THINGS. We sell our products internationally. Sales outside of the United States accounted for 24% and 47% of our products sales in the years ending 2002 and 2001, respectively. We also purchase some of the components used in their manufacture from an international supplier. In particular, we purchase the Erbium:YAG laser we use in the Lasette and the UltraLight Laser from a single supplier in Russia. The risks associated with these international activities include, but are not limited to, the following:

         o regulation of fund transfers by foreign governments and the United States;

         o    foreign export and import duties and tariffs;

         o    unlawful counterfeiting of our products;

         o    political and economic instability;

         o    compliance by our foreign suppliers with export laws and licenses;
              and

         o    fluctuating exchange rates.

We cannot assure you that any of the foregoing will not have a material adverse affect on our business.

OUR LICENSE WITH LUCENT IS COSTLY, AND THERE CAN BE NO ASSURANCE THAT THE LASERTWEEZERS PRODUCT WILL GAIN WIDE MARKET ACCEPTANCE. Our Cell Robotics Workstation is based on our LaserTweezers, LaserScissors, CellSelector and SmartStage technologies. The LaserTweezers application of our Cell Robotics Workstation is based upon a non-exclusive patent license from AT&T, which was transferred by AT&T to Lucent Technologies, Inc. Our license will expire in January 2007, the end of the term of the licensed patent. We were in default under this license agreement, and renegotiated its terms in 1998. Under the renegotiated agreement, we paid Lucent $100,000 in lieu of all sums due and owing for prior years. Additionally, we agreed to increase the royalty from five to seven percent of the value of each product sold utilizing the patent. Finally, the minimum annual royalties under the license have been reduced to $35,000 per year for the term of the license. Based on these changes, we must pay Lucent a royalty of seven percent per year with a minimum annual payment of $35,000. Even with these changes to the license, we may not be able to increase sales of the Cell Robotics Workstation that include the LaserTweezers application to a level that renders use of that application in our product economically attractive.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS REPUTATION WHETHER OR NOT THEY ARE CONCLUDED IN OUR FAVOR. The design, development, manufacture and use of our products can involve product liability claims and associated adverse publicity. Producers of medical products such as ours may face substantial liability for damages if their products fail or consumers allege that their products caused harm. We currently maintain $2,000,000 of product liability insurance, but this insurance is expensive and difficult to obtain. We also currently maintain $10,000,000 of umbrella insurance. We cannot assure you that we will not be subject to product liability claims. Additionally, we cannot assure you that our current insurance would cover any claims, or that adequate insurance will continue to be available on acceptable terms in the future. If damages for successful product liability claims exceed our insurance coverage limits, or if any claim or product recall creates significant adverse publicity, then our business reputation, financial condition and results of operations could be materially and adversely affected.

WE COULD BE ADVERSELY AFFECTED IF THE GOVERNMENT REDUCES ITS SUPPORT OF SCIENTIFIC RESEARCH AND DEVELOPMENT. We market our Cell Robotics Workstation principally to colleges, universities, research laboratories, biotechnology and pharmaceutical companies and commercial laboratories engaged in scientific research. Our present customers of the Cell Robotics Workstation include colleges, universities, research laboratories and similar institutions. These customers accounted for substantially all of our sales of the Cell Robotics Workstation and 54% and 68% of our total product sales in the years ending December 31, 2002 and 2001, respectively. Most, if not all, of these customers rely upon federal and state funding in order to support their research activities. The ability of these institutions to purchase our products is dependent upon receiving adequate funding from the public sector. A reduction or withdrawal of government support of scientific pursuits could result in a lower demand for our products, which could adversely affect our ability to become profitable.

WE MAY CONTINUE TO SELL STOCK OR OTHER SECURITIES TO RAISE MONEY. IF WE DO SO, THESE SALES COULD SUBSTANTIALLY DILUTE OUR EXISTING SHAREHOLDERS. We have the authority to issue up to 50,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without shareholder approval. Further, we may authorize the issuance, without shareholder approval, of our preferred stock with rights preferential to the rights of investors in this offering. We will be required to raise additional funds during 2003, which may be through the issuance of equity securities. We may issue additional equity securities without shareholder approval. If we do issue additional equity securities, those securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Additionally, the issuance of additional equity securities could substantially dilute the holdings of our existing shareholders and the investors in this offering.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements appear on pages 32 through 51 in this report.

                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants (2002).....................33

Report of Independent Auditors (2001).........................................34

Consolidated Balance Sheets -- December 31, 2002 and 2001.....................35

Consolidated Statements of Operations --
  Years ended December 31, 2002 and 2001......................................36

Consolidated Statements of Stockholders' Equity (Deficit) -
  Years ended December 31, 2002 and 2001......................................37

Consolidated Statements of Cash Flows --
  Years ended December 31, 2002 and 2001......................................38

Notes to Consolidated Financial Statements....................................39

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

The Board of Directors
Cell Robotics International, Inc.

We have audited the accompanying consolidated balance sheet of Cell Robotics International, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Robotics International, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP
Albuquerque, New Mexico
March 25, 2003

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Cell Robotics International, Inc.

We have audited the accompanying consolidated balance sheet of Cell Robotics International, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Robotics International, Inc. and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Albuquerque, New Mexico
February 22, 2002

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                             2002            2001
                                                         -------------   -------------
ASSETS
------
Current assets:
     Cash and cash equivalents                           $    299,083    $      5,633
     Accounts receivable, net of allowance for
         doubtful accounts of $4,991 in 2002 and
         $4,991 in 2001                                       500,636         287,482
     Other receivables                                        260,000
     Inventory                                                539,284         911,421
     Other current assets                                      48,246          49,009
                                                         -------------   -------------
         Total current assets                               1,647,249       1,253,545
Property and equipment, net                                   274,589         386,914
Other assets, net                                              60,782          19,279
                                                         -------------   -------------
         Total assets                                    $  1,982,620    $  1,659,738
                                                         =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current liabilities:
     Accounts payable                                    $    619,679    $    579,021
     Notes payable - related parties                          180,402       1,608,989
     Payroll related liabilities                              169,123         145,952
     Royalties payable                                        152,400         110,846
     Other current liabilities                                 71,125          44,607
                                                         -------------   -------------
              Total current liabilities                     1,192,729       2,489,415

Commitments and contingencies

Stockholders' equity (deficit):
     Preferred stock, $.04 par value. Authorized
         2,500,000 shares, zero shares
         issued and outstanding at December 31, 2001
         and 2000                                                  --              --
     Common stock, $.004 par value. Authorized
         50,000,000 shares, 18,406,025 and 9,956,137
         shares issued and outstanding at December 31,
         2002 and 2001, respectively                           73,624          39,825
     Additional paid-in capital                            29,816,590      25,223,575
     Accumulated deficit                                  (29,100,323)    (26,093,077)
                                                         -------------   -------------
              Total stockholders' equity (deficit)            789,891        (829,677)
                                                         -------------   -------------


         Total liabilities and stockholders' equity      $  1,982,620    $  1,659,738
                                                         =============   =============


          See accompanying notes to consolidated financial statements.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                        2002            2001
                                                   -------------   -------------

Product sales                                      $  1,584,359    $  1,461,447
SBIR research and development grants                         --         137,597
                                                   -------------   -------------

         Total revenues                               1,584,359       1,599,044
                                                   -------------   -------------

Product cost of goods sold                            1,340,440       1,360,646
SBIR direct expenses                                         --         137,597
                                                   -------------   -------------

         Total cost of goods sold                     1,340,440       1,498,243
                                                   -------------   -------------

         Gross profit                                   243,919         100,801
                                                   -------------   -------------

Operating expenses:
     General and administrative                       1,153,683         936,000
     Marketing & sales                                  945,701       1,211,726
     Research and development                           508,836         610,354
                                                   -------------   -------------

         Total operating expenses                     2,608,220       2,758,080
                                                   -------------   -------------

         Loss from operations                        (2,364,301)     (2,657,279)
                                                   -------------   -------------

Other income (expense):
     Interest income                                         17          11,979
     Interest expense                                  (153,643)       (125,489)
     Other, net                                          57,358          46,945
     Loss on extinguishment of debt                    (546,677)             --
                                                   -------------   -------------

         Total other expense                           (642,945)        (66,565)
                                                   -------------   -------------

Net loss                                           $ (3,007,246)   $ (2,723,844)
                                                   =============   =============

Weighted average common shares
     outstanding, basic and diluted                  11,826,692       9,984,989
                                                   =============   =============

Net loss per common share, basic and diluted       $      (0.25)   $      (0.27)
                                                   =============   =============


          See accompanying notes to consolidated financial statements.

                                     CELL ROBOTICS INTERNATIONAL, INC.
                                              AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                              FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                          Preferred Stock          Common Stock
                                          ----------------  ---------------------------     Paid-in     Accumulated
                                           Shares  Amount      Shares        Amount         Capital       Deficit
                                          -------  -------  ------------   ------------   ------------  ------------
Balance at January 1, 2001                    --   $   --     9,965,644    $    39,863     25,114,871   (23,369,233)
Shares issued for services                    --       --        52,375            210         23,697            --
Stock cancellation                            --       --       (61,882)          (248)           248            --
Options & warrants issued for services        --       --            --             --         84,759            --
Net loss                                      --       --            --             --             --    (2,723,844)
                                          -------  -------  ------------   ------------   ------------  ------------
Balance at December 31, 2001                  --       --     9,956,137         39,825     25,223,575   (26,093,077)

Stock issued for services                     --       --       257,442          1,030        135,393            --
Issuance of stock at $0.71 in a private
    placement, less costs of offering         --       --       432,541          1,730        258,432            --
Exercise of stock options                     --       --     1,817,924          7,272        688,918            --
Conversion of convertible debt                --       --       684,685          2,738        427,544            --
Issuance of stock at $0.53 in a private
    placement, less costs of offering         --       --       438,270          1,753        174,970            --
Issuance of stock at $0.45 in a private
    placement, less costs of offering         --       --       111,111            444         37,891            --
Issuance of stock at $0.40 in a private
    placement, less costs of offering         --       --     1,250,000          5,000        434,439            --
Payment of debt with equity issuance          --       --     3,457,915         13,832      1,794,139            --
Warrants issued in payment of debt
    with equity transactions                  --       --            --             --        294,768            --
Warrants issued in private placement
    transactions                              --       --            --             --        155,054            --
Options & warrants issued
    for services                              --       --            --             --        191,467            --
Net loss                                      --       --            --             --             --    (3,007,246)
                                          -------  -------  ------------   ------------   ------------  ------------
Balance at December 31, 2002                  --   $   --    18,406,025    $    73,624     29,816,590   (29,100,323)
                                          =======  =======  ============   ============   ============  ============

                       See accompanying notes to consolidated financial statements.

                                                    38

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                            2002           2001
                                                        ------------   ------------
Cash flows from operating activities:
    Net loss                                            $(3,007,246)    (2,723,844)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                     144,072        174,521
          Beneficial conversion charge                      271,791             --
          Provision for bad debts                                --          3,150
          Options and warrants issued for services          486,235         84,759
          Common stock issued for services                  303,693         23,907
    Changes in operating assets and liabilities:
          (Increase) decrease in receivables               (473,154)        88,221
          Decrease in inventory                             372,137        167,665
          (Increase) decrease in other assets               (61,020)        11,841
          Increase in accounts payable
              and payroll related liabilities                10,583        221,714
          Increase (decrease) in other current
              liabilities, accrued litigation costs
              and royalties payable                         121,318       (441,603)
                                                        ------------   ------------
    Net cash used in operating activities                (1,831,591)    (2,389,669)
                                                        ------------   ------------

Cash flows from investing activities:
    Net cash used in investing activities -
       Purchase of property and equipment                   (11,467)        (6,917)
                                                        ------------   ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net           1,069,712             --
    Proceeds from exercise of options                       696,190             --
    Proceeds from loan - related parties                    586,933      1,358,989
    Repayments of notes payable - related party            (216,327)            --
                                                        ------------   ------------

       Net cash provided by financing activities          2,136,508      1,358,989
                                                        ------------   ------------

Net increase (decrease) in cash and cash equivalents:       293,450     (1,037,597)
Cash and cash equivalents:
    Beginning of year                                         5,633      1,043,230
                                                        ------------   ------------
    End of year                                         $   299,083    $     5,633
                                                        ============   ============
Supplemental information:
    Non-cash - Conversion of debt to equity             $   410,400    $        --
    Non-cash - Payment of debt with equity              $ 1,556,062    $        --
    Interest paid                                       $   162,579    $     4,546
                                                        ============   ============

          See accompanying notes to consolidated financial statements.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


(1)      BUSINESS AND ACTIVITIES

         Cell Robotics International, Inc. and its wholly owned subsidiary, Cell Robotics, Inc. (the "Company"), have developed and are manufacturing and marketing a sophisticated laser-based medical device with applications in the blood sample and collection markets. The Company has also developed a proprietary medical laser, called the UltraLight, for aesthetic or skin rejuvenation applications commonly known as laser skin photo rejuvenation. In addition, the Company develops, produces and markets a scientific research instrument line that increases the usefulness and importance of the conventional laboratory microscope. The Company markets its scientific instruments in both domestic and international markets.

         The Company's customers consist primarily of research institutes, universities, distributors and mail-order businesses that serve patients with diabetes as well as the physician community, and medical clinics.

(2)      CAPITAL RESOURCES

         Since inception, the Company has incurred operating losses and other equity charges which have resulted in an accumulated deficit of $29,100,323 at December 31, 2002 and operations using net cash of $1,831,591 in 2002.

         The Company's ability to improve cash flow and ultimately achieve profitability will depend on its ability to significantly increase sales. Accordingly, the Company is manufacturing and marketing the Lasette, a sophisticated laser-based medical device, that leverages the Company's existing base of technology. The Company also expects to begin commercial shipments of the UltraLight Laser in the second quarter of 2003. The Company believes the markets for these products are broader than that of the scientific research instruments market and, as such, offer a greater opportunity to significantly increased sales. In addition, the Company is pursuing development and marketing partners for some of its new medical products. If obtained, the Company believes these partnerships may enhance the Company's ability to rapidly ramp-up its marketing and distribution strategy, and possibly offset the products' development costs.

         Although the Company has begun manufacturing and marketing the Lasette, the Company expects to begin commercial shipments of the UltraLight Laser in 2003 and the Company continues to market its scientific research instrument line, it does not anticipate achieving profitable operations until after 2003. As a result, the Company expects that additional operating funds will be required under its September 2002 promissory note or under alternative financing sources and that its accumulated deficit will increase in the foreseeable future.

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. There is substantial doubt that the Company will be able to continue as a going concern. The ultimate continuation of the Company is dependent on obtaining additional financing and attaining profitable operations.

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Basis of Presentation

                  The consolidated financial statements include the accounts of Cell Robotics International, Inc. and its wholly owned subsidiary, Cell Robotics, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (b)      Financial Statement Estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


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

         (d)      Accounts Receivable

                  The majority of the Company's accounts receivable are due from distributors of medical devices or of research instruments. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

         (e)      Inventory

                  Inventory is recorded at the lower of cost, determined by the first-in, first-out method, or market. Obsolete inventory is written-off in the period that the impairment occurs.

                  Inventory at December 31 consists of the following:
                                                           2002        2001
                                                       ----------   ----------
                  Finished goods                       $   8,901    $  98,611
                  Parts and components                   436,181      729,378
                  Sub-assemblies                          94,202       83,432
                                                       ----------   ----------
                                                       $ 539,284    $ 911,421
                                                       ==========   ==========

         (f)      Property and Equipment

                  Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from five to seven years. Routine maintenance and repairs are charged to expense as incurred. Annually the Company reviews property and equipment for potential impairment. Any losses noted are written-off in the period that the impairment occurs.

         (g)      Earnings Per Share

                  Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year, is the same as basic loss per share for 2002 and 2001, as all potentially dilutive securities were anti-dilutive.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                  Options to purchase 3,130,869 and 2,923,626 shares of common stock were outstanding at December 31, 2002 and 2001, respectively. Additionally, warrants to purchase 3,299,350 and 1,691,326 shares of common stock were outstanding at December 31, 2002 and 2001, respectively. These were not included in the computation of diluted earnings per share as the exercise of these options and warrants would have been anti-dilutive.

         (h)      Fair Value of Financial Instruments

                  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, payroll related liabilities, royalties payable, accrued liabilities and notes payable in the consolidated financial statements approximate fair value because of the short-term maturity of these instruments.

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

         (j)      Revenue

                  The Company recognizes revenue on sales of its products when the products are shipped from the plant and ownership is transferred to the customer. In certain cases where the Company is required to install its products at a customers site, the recognition of revenue relating to the installation is deferred until the installation is completed. Appropriate allowances are made for returns.

         (k)      Research and Development

                  Research and development costs related to both present and future products are expensed as incurred. Research and development costs consist primarily of salaries, materials and supplies.

         (l)      Warranties

                  The Company warrants their products against defects in materials and workmanship for one year. The warranty reserve is reviewed periodically and adjusted based upon the Company's historical warranty costs and its estimate of future costs. The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranty when product revenue is recognized. Factors affecting the Company's warrant liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.

         (m)      Stock Option Plan

                  The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION," permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                  The Company applies APB Opinion No. 25 in accounting for its Stock Incentive Plans and, accordingly, no compensation cost has been recognized for its employee and director stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                     2002           2001
                                                                -------------  -------------
                  Reported net loss applicable to common
                    shareholders                                $ (3,007,246)  $ (2,723,844)
                  Pro forma net loss applicable to common
                    shareholders                                  (3,241,954)    (3,189,844)
                  Pro forma net loss per share applicable to
                    common shareholders - basic and diluted     $       (.27)  $       (.32)
                                                                =============  =============

                  The Company also issues stock, stock options or stock warrants to non-employees for services. The fair value of the stock, determined by the market price on the date of issuance, or of the options or warrants, as determined by the Black-Scholes option pricing model, is charged to expense when incurred. Stock issuances are discussed in Note 10 and issuances of options or warrants are included in the disclosures in Note 6.

(4)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31:

                                                         2002           2001
                                                    -------------  -------------
                  Furniture and fixtures            $      6,762   $     14,791
                  Computers                              224,606        393,458
                  Equipment                              707,675        975,527
                  Leasehold improvements                  43,447         48,961
                                                    -------------  -------------
                                                         982,490      1,432,737
                  Accumulated depreciation              (707,901)    (1,045,823)
                                                    -------------  -------------
                  Property and equipment, net       $    274,589   $    386,914
                                                    =============  =============

(5)      OTHER ASSETS

         Other assets consist of the following at December 31:

                                                         2002           2001
                                                    -------------  -------------
                  Patents                                 48,246         48,246
                  License agreement                       61,783             --
                  Non-compete agreements                      --          8,116
                                                    -------------  -------------
                                                         110,029         56,362
                  Accumulated amortization               (49,247)       (37,083)
                                                    -------------  -------------
                  Other assets, net                 $     60,782   $     19,279
                                                    =============  =============

(6)      STOCK OPTIONS AND WARRANTS

         (a)      Stock Options

                  The Company's shareholders have adopted a Stock Incentive Plan (the "Incentive Plan") pursuant to which the Company's Board

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                  of Directors may grant to eligible participants options in the form of Incentive Stock Options ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended, or options which do not qualify as ISO's ("Non-Qualified Stock Options" or "NQSO's"). An aggregate of 1,500,000 shares of the Company's common stock is reserved for issuance under the Incentive Plan. Generally, stock options granted under the Incentive Plan have five-year terms and become fully exercisable after three or four years from the date of grant. The Incentive Plan expired in August 2002. Therefore the 672,765 options available for grant on the date the Incentive Plan also expired.

                  In September 2002 the Company's Board of Directors adopted the 2002 Stock Purchase Plan (the "2002 Plan"). An aggregate of 2,000,000 were reserved for issuance under the 2002 Plan as of December 31, 2002. In March 2003, the Company's Board of Directors adopted an amendment to the 2002 Plan increasing the shares available for issuance by 1,000,000. Participants in the 2002 Plan may be granted shares of common stock or options to purchase shares of common stock.

                  Following is a summary of activity in the Company's options for employees, directors, outside consultants, and technical advisors:

                                                           YEAR ENDED DECEMBER 31,
                                                     2002                      2001
                                            ----------------------    ---------------------
                                            WEIGHTED-                WEIGHTED-
                                            AVERAGE                   AVERAGE
                                            EXERCISE                  EXERCISE
                                             PRICE       NUMBER        PRICE       NUMBER
                                            --------   -----------    --------   ----------
         Outstanding at beginning of year   $  1.37     2,923,626     $  2.14    1,594,575
         Granted                            $  0.61     2,517,000     $  0.58    1,538,225
         Exercised                          $  0.38    (1,817,924)    $    --           --
         Forfeited                          $  2.09      (491,833)    $  1.42     (209,174)
         Outstanding at end of year         $  1.23     3,130,869     $  1.37    2,923,626
         Exercisable at end of year         $  1.22     2,555,539     $  1.30    2,284,874

The following summarizes certain information regarding outstanding stock options at December 31, 2002:

                                    TOTAL                       EXERCISABLE
                     -----------------------------------   ---------------------
                                              WEIGHTED-
                                  WEIGHTED-    AVERAGE     WEIGHTED-
                                   AVERAGE    REMAINING    AVERAGE
       EXERCISE                   EXERCISE   CONTRACTUAL   EXERCISE
      PRICE RANGE      NUMBER      PRICE     LIFE (YEARS)   PRICE       NUMBER
    ---------------  ----------   --------   -----------   --------   ----------
    $ 0.37 to 0.50     853,127    $  0.38        3.81      $  0.38      846,127
      0.57 to 0.84     660,000       0.72        3.37         0.75      538,335
      1.25 to 1.78   1,091,075       1.44        3.16         1.55      687,743
      2.00 to 2.81     470,000       2.64        2.45         2.63      433,334
      3.25 to 4.47      56,667       3.90        1.69         3.82       50,000
                     ----------   --------   -----------   --------   ----------
   Total             3,130,869    $  1.23        3.25      $  1.22    2,555,539
                     ==========   ========   ===========   ========   ==========

                  During 2002 and 2001, the Company granted 702,000 and 1,238,225, respectively, options outside of the Incentive Plan and the 2002 Plan, for the purchase of the Company's common stock to employees, directors, consultants and a provider of public relations services for the Company. Such options are included in the above tables.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                  At December 31, 2001, there were 677,765 additional shares available for grant under the Incentive Plan. The Incentive Plan was terminated in August 2002, therefore, no shares were available for issuance at December 31, 2002. At December 31, 2002, there were 2,558 shares available for grant under the 2002 Plan. The 2002 Plan was adopted in September 2002, therefore, there were no shares were available for issuance under the 2002 Plan at December 31, 2001. The weighted-average fair value of stock options granted in 2002 and 2001 was $0.21 and $0.31, respectively, calculated on the date of grant using the Black Scholes option-pricing model using the following assumptions for 2002 and 2001, respectively. Expected dividend yield of 0% and 0%, risk-free interest rate of 3% and 2.5%, expected life of option of 4 years and 4 years, and expected volatility of 114% and 97%.

         (b)      Warrants

                  The Company granted a Representative's Warrant to an underwriter. The Representative's Warrant was exercisable through February 2, 2003 to purchase 160,000 shares of common stock at a price of $2.475 per share. Upon exercise of the Representative's Warrant, the holder would receive warrants to purchase 80,000 shares of common stock for a price of $2.40 per share that are exercisable through February 2, 2003. The Representative's Warrant expired unexercised on February 2, 2003.

                  In conjunction with an offering completed in February 1998 and the exchange of common stock for Units in February 1998, the Company issued warrants to purchase an aggregate of 1,077,576 shares of common stock. The warrants were exercisable through February 2, 2003 for a price of $2.40 per share. The warrants expired unexercised on February 2, 2003.

                  In connection with the private placement completed in July 1999, the Company issued warrants that were exercisable through February 2, 2003. The warrants entitled the holder to purchase 101,250 shares of common stock for a price of $2.40 per share. The warrants expired unexercised on February 2, 2003.

                  In consideration for services received, the Company issued warrants to a provider of corporate legal services. The warrants were exercisable through February 2, 2003 to purchase 15,000 shares of common stock for a price of $2.40 per share. The warrants expired unexercised on February 2, 2003.

                  In 2000, the Company issued warrants to an investment research firm and a public relations firm. The warrants were exercisable through February 3, 2003 to purchase 70,000 shares of common stock for a price of $2.40 per share. The warrants expired unexercised on February 3, 2003.

                  In January 2001 the Company issued warrants to five of its directors. The warrants were issued in connection with the $1 million board loan between the directors and the Company. See note 11. The warrants are exercisable through January 31, 2004 to purchase an aggregate of 150,000 shares of common stock for a price of $1.125 per share.

                  In August 2001 the Company issued warrants to a director to purchase 37,500 shares of common stock, of which 28,500 are exercisable. The warrants were issued in connection with the $500,000 convertible loan between the director and the Company. The warrants are exercisable through August 2, 2004 to purchase 28,500 shares of common stock for a price of $0.67 per share.

                  In connection with a license agreement between Becton Dickinson and Company, the Company issued warrants to purchase 225,000 shares of common stock. The warrants are exercisable through November 7, 2006 for a price of $0.37 per share.

                  In connection with a January 2002 private placement, the Company issued to a private investor warrants to purchase 84,842 shares of common stock. The warrants are exercisable through January 25, 2007 for a price of $0.90 per share.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                  In connection with a May 2002 private placement, the Company issued to three private investors, one of whom included Mr. Oton Tisch, a director of the Company, warrants to purchase an aggregate of 131,481 shares of common stock. The warrants are exercisable through May 17, 2007 for a price of $0.87 per share.

                  In connection with a November 2002 private placement, the Company issued to Mr. Oton Tisch, a director of the Company, warrants to purchase 771,551 shares of common stock. The warrants are exercisable through November 13, 2007 for a price of $0.7125 per share.

                  In connection with a November 2002 private placement, the Company issued to a private investor warrants to purchase 250,000 shares of common stock. The warrants are exercisable through November 29, 2007 for a price of $0.70 per share.

                  In connection with a December 2002 private placement, the Company issued to a private investor warrants to purchase 52,222 shares of common stock. The warrants are exercisable through December 2, 2007. Of the 52,222 warrants granted, 22,222 shares of common stock are exercisable for a price of $0.70 per share and the remaining 30,000 shares are exercisable for a price of $2.40 per share.

                  In December 2002 the Company issued to Mr. Oton Tisch warrants to purchase 92,928 shares of common stock in payment of consulting services provided by Obras Electromecanicas TKV. The warrants are exercisable through December 6, 2007 for a price of $0.60 per share. Mr. Tisch, a director of the Company, is the sole owner and Chief Executive Officer and President of TKV.

(7)      ROYALTY AGREEMENTS

         The Company is party to several royalty agreements under which it must make payments to the original holders of patents on components used in its products. Such royalties, equal to 1 to 2 percent of the net sales of the products containing patented components, are generally due upon sale of the products. In January 2002 the Company signed an exclusive licensing arrangement with Becton Dickinson and Company regarding the Tankovich Patent. The license is valid until the patent expires in 2012. The Company is required to pay Becton Dickinson a royalty of 2.5% on all sales of the Lasette and its related accessories and issued 225,000 warrants. Under the license, the payment of royalties for sales during the first two years of the agreement is deferred until November 2004. Royalties earned during the third year of the agreement and through the remainder of the term will be payable on a quarterly basis. In connection with the license, Becton Dickinson released the Company from any alleged infringement under the Tankovich Patent.

         One royalty agreement pertains to the Company's worldwide, non-exclusive license agreement which continues until January 2007. Under the terms of the royalty agreement, the Company must pay an annual royalty of 7 percent based on revenue generated from sales of the Company's products that use the patent, with a minimum annual payment of $35,000. The minimum annual royalty payment of $35,000 is payable as follows: $17,500 sixty days after the end of each semiannual period ending the last day of June and December. As of December 31, 2002 and 2001 the Company had accrued royalties of $152,400 and $110,846, respectively.

(8)      INCOME TAXES

         No provision for federal or state income tax expense has been recorded due to the Company's losses. Total income tax benefit differs from the amounts computed by applying the statutory tax rate to loss before income taxes. The reason for this difference is as follows:

                                                         DECEMBER 31,
                                                     2002            2001
                                                 ------------    ------------
         Expected tax benefit at the
                  U.S. statutory rate of 34%     $(1,022,464)       (926,107)
         Valuation allowance                       1,022,464         926,107
                                                 ------------    ------------
         Actual tax benefit                               --              --
                                                 ============    ============

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


         The Company has net operating loss carryforwards and temporary differences that give rise to the following deferred tax assets and liabilities:

                                                                        DECEMBER 31,
                                                                    2002            2001
                                                                 ------------   ------------
                  Deferred tax assets:
                      Net operating loss carryforwards           $ 9,869,000      8,253,000
                      Inventory capitalization                        82,000        184,000
                      Vacation and sick leave payable                 49,000         43,000
                      Allowance for doubtful accounts                  2,000         15,000
                      Capital loss carryforward                           --         15,000
                      Warranty and return reserves                    20,000             --
                                                                 ------------   ------------
                                                                  10,022,000      8,510,000
                  Less valuation allowance                        (9,893,000)    (8,418,000)
                                                                 ------------   ------------
                           Net deferred tax asset                    129,000         92,000
                                                                 ------------   ------------
                  Deferred tax liabilities:
                      Amortization                                    42,000         39,000
                      Federal impact of state NOL carryforward            --          6,000
                      Depreciation                                    87,000         47,000
                                                                 ------------   ------------
                           Net deferred income taxes             $        --             --
                                                                 ============   ============

         The net deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $25,400,000 expires beginning in 2006 through 2022. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited.

(9)      COMMITMENTS

         The Company is obligated under a non-cancellable operating lease for building facilities which is subject to annual increases of approximately 3% and expires on November 30, 2007. The Company has an option to terminate the lease as of November 30, 2005 if it pays the landlord a cancellation fee of $18,500 plus accrued rent through termination. Rent expense for 2002 and 2001 was $120,808 and $120,676, respectively. The minimum annual lease commitments for all building facilities at December 31, 2002 is $108,278 for 2003, $111,918 for 2004, $115,557 for 2005, $119,197 for 2006 and $112,321 for 2007.

         The Company has a sales and export contract with Obras Electromecanicas TKV. Mr. Oton Tisch, one of the Company's directors, is the sole owner and Chief Executive Officer and President of TKV. The contract requires the Company to pay TKV a commission on sales that TKV or its representatives negotiate. The commission rate, calculated annually, is 5% on the first $1,000,000 in sales, 3.5% on the next $1,000,000, 2.5%
         on the next $1,000,000 and 2% on any additional sales. During 2002, the Company accrued approximately $53,000 in commissions to TKV. As of December 31, 2002, the Company had accrued $39,600 for consulting services to Mr. Eutimio Sena, a director of the Company.

(10)     EQUITY TRANSACTIONS

         In October 2001 the Company issued a total of 52,375 shares of its common stock as payment for services. The Company recorded charges of

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


         $23,907, the fair value of the stock issued. The fair value was calculated on the measurement dates using the market price of the Company's common stock on those dates.

         On January 25, 2002, the Company issued 424,208 shares of its common stock in a private placement with William Hayman, a private investor, which resulted in gross proceeds to the Company of $300,000. Additionally, Mr. Hayman was issued warrants to purchase 84,842 shares of common stock at a price of $0.90 per share. The warrants expire on January 25, 2007. The Company also issued 8,333 shares of its common stock to Leof Strand, a finder, in payment of a success fee in connection with this transaction.

         On May 16, 2002, the Company issued 438,270 shares of its common stock in a private placement with three private investors, one of whom included Mr. Oton Tisch, a director of the Company. The gross proceeds to the Company were $235,000. Additionally, the three investors were issued warrants to purchase a total of 131,481 shares of common stock at an exercise price of $0.87 per share. The warrants expire on May 17, 2007.

         On July 29, 2002, the Company converted the outstanding principal and interest of the August 2, 2001 note by issuing to Mr. Oton Tisch 684,685 shares of the Company's common stock upon conversion of the note. The conversion price of the convertible note was $0.5994 per share of the Company's common stock in accordance with the terms of the agreement. The convertible note provided for Mr. Tisch to advance up to $500,000 to the Company at times and in amounts determined by Mr. Tisch. Mr. Tisch made advances totaling $380,000 under this convertible note. The advances made under the convertible note accrued interest at a rate of 10% per annum and the convertible note had a stated maturity date of August 2, 2002.

         On August 2, 2002, the Company issued 70,000 shares of its common stock to three consultants for services rendered, of which 50,000 shares were issued to Obras Electromecanicas TKV and 5,000 shares were issued to Mr. Eutimio Sena, a director of the company. Mr. Oton Tisch, one of the Company's directors, is the sole owner and Chief Executive Officer and President of TKV. The Company recorded a charge of $50,050 when these shares were issued.

         In September and October, 2002, the Company issued and aggregate of 187,442 shares of its common stock to two consultants for services rendered.

         On November 13, 2002 pursuant to a stock purchase agreement between the Company and one director, Mr. Oton Tisch, dated November 12, 2002, the Company issued 2,309,255 shares of common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the Company's January 31, 2001 loan agreement with him. On that same date pursuant to such stock purchase agreement, the Company also issued 776,949 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $337,300 of principal and $12,327 of accrued interest owing to Mr. Tisch under the Company's September 17, 2002 amended and restated promissory note in the face amount of $2,000,000. Additionally, on November 13, 2002 pursuant to such stock purchase agreement, in connection with the conversion of the outstanding principal and interest owing to Mr. Tisch under the January 2001 loan agreement and the September 17, 2002 promissory note, as described above, the Company issued Mr. Tisch a warrant to purchase 771,551 shares of its common stock. The warrant has an exercise price of $0.7125 per share and expires on November 13, 2007. In connection with the stock purchase agreement and the repayment of the amounts owed to Mr. Tisch under the January 2001 loan agreement and the September 17, 2002 promissory note, the Company recorded non-cash charges totaling $494,691 for the year ended December, 31, 2002.

         On November 22, 2002, the Company issued 1,250,000 shares of its common stock in a private placement with Frederick A. Voight, a private investor. Gross proceeds to the Company were $500,000. Additionally, Mr. Voight was issued a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $0.70 per share. The warrant expires on November 22, 2007.

         On December 2, 2002, the Company issued 111,111 shares of its common stock in a private placement with Paul Bardacke, a private investor.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


         The gross proceeds to the Company were $50,000. Additionally, Mr. Bardacke was issued warrants to purchase 22,222 and 30,000 shares, respectively, of common stock. The warrant to purchase 22,222 shares has an exercise price of $0.70 per share while the warrant for 30,000 shares has an exercise price of $2.40 per share. Both of the warrants expire on December 2, 2007.

         On December 12, 2002, the Company issued 371,711 shares of its common stock, pursuant to a stock purchase agreement, to Mr. Oton Tisch, to pay for services rendered by Obras Electromecanicas TKV in the capacity as a consultant. Additionally, in connection with the stock purchase arrangement Mr. Tisch was issued a warrant to purchase 92,928 shares of common stock at an exercise price of $0.60 per share in consideration for consulting services. The value of the consulting services of $167,270 was recorded as a charge against the Company's earnings. The warrant expires on December 7, 2007. Mr. Oton Tisch, a director of the Company, is the sole owner and Chief Executive Officer and President of TKV. In addition to the above charges, in connection with the stock purchase agreement and the payment of amounts due for services rendered, the Company recorded non-cash charges totaling $51,986 for the year ended December, 31, 2002.

 (11)    NOTES PAYABLE

         In December 1999, the Company issued a note payable for $250,000 to Humagen Fertility Diagnostics, Inc. whose president, chief executive officer and majority shareholder is Dr. Debra Bryant, a former member of the Company's board of directors. The note bears interest at six percent. In January 2001, the Company used $45,000 of the proceeds of the loans by the Company's directors and their affiliates described below as payment against the outstanding balance of $250,000 plus accrued interest. The Company also paid monthly installments of $10,000 each from February through April 2001. The remaining balance of the note was paid in monthly installments of $50,000, each during January 2002, February 2002 and March 2002. A final payment of $43,828 was made in April 2002. During the year ended December 31, 2002 the Company expensed approximately $29,000 of interest on this note.

         In January 2001, certain members of the Company's board of directors or affiliates of members or former members of the Company's board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Oton Tisch dated November 12, 2002, the Company issued 2,309,255 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of December 31, 2002, the remaining principal balance of loans outstanding under the loan agreement was approximately $86,000, of which $77,000 can be demanded at any time and approximately $9,000 is payable in equal installments of $2,500 each month with all principal and interest due March 2003.

         On March 29, 2002, the Company signed a promissory note in the face amount of $2,000,000 payable to a director, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. Under this promissory note, Mr. Tisch may make one or more advances to the Company at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $1,488,500 (the "Loan A Facility"). Additionally, Mr. Tisch must make requested advances under this note up to an aggregate principal sum of $511,500 so long as he remains satisfied in his reasonable credit judgment with the Company's capital raising activities (the "Loan B Facility"). Therefore, Mr. Tisch has no obligation or commitment to make any loans under the Loan A Facility and must make advances under the Loan B Facility only to the extent he is satisfied with the Company's capital raising activities in his reasonable credit judgment. This note bears interest at 8% per annum and is presently secured by all of the Company's assets. Mr. Tisch has funded a total principal amount of $577,300 under this note as of December 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Tisch dated November 12, 2002, the Company issued 776,949 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $337,300 of principal and $12,327 of accrued interest owing to Mr. Tisch under the promissory note. Additionally, on November 19, 2002, the Company repaid, in cash, $180,000 owing under the note. As of December 31, 2002, the remaining principal balance outstanding under the note was

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


         approximately $60,000, all of which was outstanding under the Loan B Facility. No amounts borrowed under the Loan A Facility or the Loan B Facility may be reborrowed after being repaid by the Company. As of December 31, 2002, the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,000,000. As of December 31, 2002, the remaining amount available under the Loan B Facility is $422,700. All principal and interest outstanding under the note are due on April 1, 2004.

         A private investor that is not affiliated with the Company has advanced the Company the principal sum of $27,000. The outstanding principal balance of $27,000 is payable by the Company upon demand.

(12)     SUBSEQUENT EVENTS

         On February 24, 2003, the Company entered into a stock purchase agreement with Valentin Bagarella, a private investor. In connection with this agreement, the Company issued 250,000 shares of its common stock and received, in gross proceeds, $100,000. Additionally Mr. Bagarella was issued warrants to purchase 50,000 shares of the Company's common stock at a price of $0.575 per share. The warrants expire on February 25, 2008.

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

                                                      DECEMBER 31, 2002
                                                      -----------------

                                     SCIENTIFIC    LASER-BASED
                                      RESEARCH       MEDICAL
                                     INSTRUMENTS     DEVICES      CORPORATE      TOTAL
                                     -----------   -----------   -----------   -----------
     Revenues from customers         $  850,281       734,078            --     1,584,359
     Loss from operations              (121,996)   (1,091,575)   (1,150,730)   (2,364,301)
     Segment assets                     238,505       532,898     1,211,217     1,982,620


                                                      DECEMBER 31, 2001
                                                      -----------------

                                     SCIENTIFIC    LASER-BASED
                                      RESEARCH       MEDICAL
                                     INSTRUMENTS     DEVICES      CORPORATE      TOTAL
                                     -----------   -----------   -----------   -----------
     Revenues from customers         $  986,998       474,449            --     1,461,447
     Research and development
       grants                           137,597            --            --       137,597
     Profit (loss) from operations       (1,767)   (1,723,152)     (932,360)   (2,657,279)
     Segment assets                     167,647       496,274       995,817     1,659,738

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


         Segment assets for scientific research instruments and laser-based medical devices represent accounts receivable, inventory and specifically identifiable manufacturing equipment. The remaining assets are not allocated between the segments, as there is no practical method to allocate those assets between the segments.

         The Company has no foreign operations. However, total export sales for the years ended December 31, 2002 and 2001 were approximately $386,000 and $691,000, respectively. The sales were primarily to companies in Asia, Europe and Australia. Export sales are attributed to the country where the product is shipped. The Company had sales to two customers, the first of which is located in Japan, in fiscal 2002 that accounted for 18% and 23%, respectively, of its consolidated product sales. The Company had sales to two customers, the first of which is located in Japan, in fiscal 2001 that accounted for 33% and 18%, respectively, of its consolidated product sales.

(14)     RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS (SFAS 143). This statement requires entities to record a liability for the estimated retirement and removal costs of assets used in their business. The liability should be recorded at its fair value, with a corresponding asset that should be amortized over the remaining useful life of the long-lived asset to which the liability relates. Period expenses will also be recognized for changes in the original value of the liability as a result of the passage of time and revisions in the undiscounted cash flows required to satisfy the obligation. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The Company does not expect adoption of the standard to have any material impact on the Company's earnings and financial position.

         In April 2002, the FASB issued Statement 145, RESCISSION OF FASB STATEMENTS 4, 44, AND 64, AMENDMENT OF FASB STATEMENT 13, AND TECHNICAL CORRECTIONS (SFAS 145). Among other provisions, SFAS 145 rescinds FASB Statement 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS (APB 30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002. The Company does not expect adoption of the standard to have any material impact on the Company's earnings and financial position.

         In June 2002, the FASB issued Statement 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, but early adoption is encouraged. The Company has elected to early adopt this statement for the year ended December 31, 2002.

         In December 2002, the FASB issued Statement 148 (SFAS 148), ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND DISCLOSURE: AN AMENDMENT

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


         OF FASB STATEMENT 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

         In November 2002, FASB Interpretation 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. A company previously did not record a liability when guaranteeing obligations unless it became probable that the company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically not issued guarantees and does not anticipate FIN 45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are included in the accompanying financial statements.

         In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46 clarifies the application of Accounting Research Bulletin 51, CONSOLIDATED FINANCIAL STATEMENTS, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 17, 2003, the Audit Committee of the Board of Directors of the company unanimously approved the dismissal of KPMG LLP and the appointment of Grant Thornton LLP as the independent accountant for the company and subsidiary. We engaged Grant Thornton LLP on January 17, 2003.

         In connection with the audits of the two fiscal years ended December 31, 2001, and the subsequent interim period through January 17, 2003, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         The audit reports of KPMG LLP on the consolidated financial statements of the company and subsidiary as of and for the years ended December 31, 2001 and 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles except as follows:

         KPMG LLP's report on the consolidated financial statements of the company and subsidiary as of and for the years ended December 31, 2001 and 2000, contained a separate paragraph stating "the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         During our two most recent fiscal years, and through January 17, 2003, we have not consulted with Grant Thornton LLP regarding any of the matters specified in Item 304(a)(2) of Regulation S-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The name, age and position of our directors, executive officers and key employees are as follows:

      NAME            AGE                       POSITION
      ----            ---                       --------
Gary Oppedahl         43     President, Chief Executive Officer and Director
Paul Johnson          39     Chief Financial Officer, Chief Operating Officer,
                             Secretary and Director
Richard Zigweid       54     Vice President of Manufacturing
Steve Aiken           47     Vice President of Research and Development
Dr. Larry Keenan      55     Product Manager, Cell Robotics Workstation
Oton Tisch            72     Chairman of the Board of Directors
Eutimio Sena          54     Vice Chairman of the Board of Directors
Dr. David Mueller     63     Director
Dr. Toby Simon        58     Director

GARY OPPEDAHL was appointed as our President and Chief Executive Officer on July 15, 2002. He was also appointed as an interim director for the company on July 15, 2002. From 1999 to July 2002, he served as Senior Vice President of Business Development, Product Realization and Marketing at Novalux, Inc., an innovator in the design and manufacturer of optoelectronics, specifically extended cavity surface emitting lasers, for use in long-haul fiber optic telecommunication networks, in Silicon Valley, California. From 1996 to 1999, Mr. Oppedahl was Vice President of Operations for MODE, Inc., a manufacturer of vertical cavity surface emitting lasers for commercial use in optical data communication applications. He has a degree in Electrical Engineering from Chapman College.

PAUL JOHNSON was appointed as our Chief Financial Officer in July 2000, Secretary in November 2000 and Chief Operating Officer in June 2001. He was also appointed as an interim director of the company in March 2002. From September 1994 to July 2000, he served as Assistant Controller and then the Controller for Helen of Troy Limited, a $300 million manufacturer and distributor of personal care products. From November 1987 to September 1994, he was employed by KPMG Peat Marwick LLP, now known as KPMG LLP. He has a degree in accounting and a masters degree in accountancy from Brigham Young University.

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

OTON TISCH was appointed to our board of directors as an interim director in February 2000 and was elected as a director in May 2000. In August 2002, Mr. Tisch was appointed as Chairman of the Board of Directors. Mr. Tisch is an international businessman and is the President, Chief Executive Officer and sole owner of Obras Electromecanicas TKV, located in Caracas, Venezuela, and its subsidiary located in Zurich, Switzerland. These enterprises were incorporated in 1980 and today generate approximately $10 million of aggregate annual revenues. Mr. Tisch's businesses specialize in equipment procurement and building and financing high voltage turn-key substations up to 400 kV, including the electronic and/or digital automatic control.

EUTIMIO SENA was appointed to our board of directors on August 29, 2002 and serves as Vice Chairman of the Board of Directors. Mr. Sena has over 20 years management experience, particularly in emerging technologies and market launches. From 1992 to present, he has served as the Vice President/General Manager of OCM, Inc., launching OCM's mergers, acquisitions and restructures. Mr. Sena also served as Division Vice President/Multimedia integrated Systems, Division Vice President/Strategic Accounts/Government, and Corporate Director/Strategic Business Planning with Fujitsu America, Inc. from 1984 to 1992. Mr. Sena holds a BS in Computer Information Systems from the University of Colorado and a BA/MBA in Management Information Systems from the University of New Mexico.

DR. DAVID MUELLER was appointed to the Board of Directors on September 27, 2002. Dr. Mueller has a strong technical and medical background and has over 20 years of experience in technology transfer and venture capital and leading and follow-up financing of venture-backed companies. During his career, Dr. Mueller managed product development groups for biomedical companies, including Medtronic, Inc., Beckman Instruments, Inc. and Tracor, Inc. He also worked at the Texas Instruments Central Research Lab, Aerojet General Corporation and the Texas A&M University Nuclear Science Center. In 1984, he was appointed General Manager of BCM Technologies, Inc., a for-profit, technology transfer arm of Baylor College of Medicine. In 1988, Dr. Mueller was one of the founders of the AM Fund and is currently a Managing General Partner of the AM Fund. From 1999 to present, Dr. Mueller was also a Venture Partner at Vanguard Ventures and served as interim CEO/COO/Advisor for six of Vanguard's portfolio companies following seed or first round funding. He was also co-founder and Ex-Director for the Texas Technology Transfer Association. Dr. Mueller received his BS from Texas A&M University, where he also earned his Ph.D. in Chemistry.

DR. TOBY SIMON was appointed to the Board of Directors on December 9, 2002. Dr. Simon has over 32 years of experience in the medical field, specifically internal medicine, hematology and managing blood banks. Since 2001, he has served as Chief Medical Officer/Chief Operating Officer at TriCore Reference Laboratories, Albuquerque, New Mexico. TriCore is a medical laboratory that provides comprehensive laboratory testing services at University and Presbyterian Hospitals and other hospitals throughout New Mexico, with some specialized testing throughout the country. Since June 2001, he has also been the Clinical Professor of Pathology at the University of New Mexico School of Medicine. From March 1997 to May 2001, Dr. Simon served as Vice President of Medical and Scientific Affairs for Serologicals Corporation. Dr. Simon's career has also included serving as President and Chief Executive Officer of Blood Systems, Inc. He is currently on the Transfusion Medicine/Blood Banking Test Committee of the American Board of Pathology and the editorial board of the journal, TRANSFUSION. He is the past Chairman of the Medical Director's Committee of the American Blood Resources Association (ABRA) and has recently finished his term as industry representative on the FDA Blood Products Advisory Committee. Dr. Simon earned his MD from Washington University, St. Louis, Missouri, and completed his internship and residency at Temple University Hospital, Philadelphia, Pennsylvania.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Executive officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports furnished to us during the year ended December 31, 2002, no director, officer or beneficial holder of more than 10% of any class of our equity securities failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the most recent fiscal year, with the following exception: The Form 4 of Mr. Tisch for the month of July 2002 reflecting the acquisition of 684,685 shares of our common stock upon the conversion of Mr. Tisch's convertible note was not filed in a timely manner. A Form 4 reporting the July 2002 transaction was filed in August 2002.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth the summary information of compensation paid to our Chief Executive Officer, our only highly compensated executive officer in fiscal years 2000 through 2002.

                                                                   ANNUAL COMPENSATION
                                                               --------------------------
                                                                             OTHER ANNUAL
               NAME AND PRINCIPAL POSITION               YEAR     SALARY     COMPENSATION
-------------------------------------------------------  ----  ------------  ------------

Gary Oppedahl, President and Chief Executive Officer(1)  2002  $  60,782        $  956

Ronald K. Lohrding, Chief Executive Officer, President   2002  $  97,932(2)     $1,587
   and Chairman of the Board(1)                          2001  $ 104,814        $2,377
                                                         2000  $ 119,799        $2,625

__________

     (1) Ronald K. Lohrding resigned as our Chief Executive Officer and President on July 15, 2002. Gary Oppedahl was appointed the new President and Chief Executive Officer on that date. On August 2, 2002, Oton Tisch was appointed as Chairman of the Board. In connection with his retirement, Dr. Lohrding resigned as a director of the company in September 2002.
     (2) Includes $29,656 paid to Dr. Lohrding under his employment agreement after his resignation on July 15, 2002 for services provided as a part-time employee.

EMPLOYMENT AGREEMENT

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

STOCK INCENTIVE PLAN

During fiscal 1992, we adopted a Stock Incentive Plan. Pursuant to the Stock Incentive Plan, stock options granted to eligible participants may be incentive stock options, or ISOs, under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options, or NSOs. Eligible participants under the Stock Incentive Plan include our directors, officers and other salaried key employees. The Stock Incentive Plan terminated in August 2002.

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

At December 31, 2002, we had options outstanding to purchase a total of 705,235 shares of our common stock under the Stock Incentive Plan consisting of ISOs and NSOs to purchase 560,265 shares and 144,970 shares, respectively. The ISOs are exercisable at prices ranging from $0.57 to $4.47 per share. The NSOs are exercisable at prices ranging from $0.47 to $4.38 per share. All options were issued with exercise prices at or above market value on the date of grant.

At December 31, 2002, we had also granted options to purchase a total of 2,425,634 shares of our common stock outside of the Stock Incentive Plan. The options are exercisable at prices ranging from $0.37 to $3.25 per share. All options were issued with exercise prices at or above market value on the date of grant.

OPTION GRANTS

The following table sets forth certain information concerning individual grants of stock options made during the last completed fiscal year to each of the named executive officers all of which were issued with exercise prices at or above market value on the date of grant:

                       NUMBER OF
                      SECURITIES   % OF TOTAL OPTIONS
                      UNDERLYING       GRANTED TO
                        OPTIONS       EMPLOYEES IN      EXERCISE PRICE
        NAME          GRANTED (#)      FISCAL YEAR          ($/SH)      EXPIRATION DATE
--------------------  -----------  -------------------  --------------  ---------------
Gary Oppedahl(1)        500,000           20%               $1.25          07/15/07

__________

     (1) The option will become exercisable in the following manner: (i) 200,000 shares of our common stock subject to the option is immediately exercisable; (ii) 150,000 shares of common stock subject to the option will vest after we report positive net income for two consecutive fiscal quarters, as reflected in our quarterly reports on Form 10-QSB, or any equivalent or successor form (after giving effect to any amendments thereto), filed with the Securities and Exchange Commission and (iii) 150,000 shares of common stock subject to the option will vest after we report positive net income for a full fiscal year, as reflected in our annual report on Form 10-KSB, or any equivalent or successor form (after giving effect to any amendments thereto), filed with the Securities and Exchange Commission. However, the option will vest and become fully exercisable immediately prior to the time of a change in control, as defined in the option, and the Mr. Oppedahl will have the right to exercise the option from and after the date of the change in control.

OPTION EXERCISES AND OPTION VALUES

The following tables sets forth certain information concerning the exercise of options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of such named executive officers' unexercised options on an aggregated basis:

                                                         NUMBER OF
                                                         SECURITIES       VALUE OF
                                                         UNDERLYING      UNEXERCISED
                                                         UNEXERCISED     IN-THE-MONEY
                                                         OPTIONS AT       OPTIONS AT
                                                         FY-END (#)     FY-END ($)(2)
                         SHARES                        ---------------  -------------
                      ACQUIRED ON   VALUE REALIZED(1)   EXERCISABLE/    EXERCISEABLE/
        NAME          EXERCISE (#)          ($)         UNEXERCISABLE   UNEXERCISABLE
--------------------  ------------  -----------------  ---------------  -------------
Gary Oppedahl             -0-              -0-         200,000/300,000      $0/$0
Ronald K. Lohrding        -0-              -0-            741,228/0         $0/$0

__________

     (1) Value realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of Common Stock on the date the options are exercised.

     (2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options. The closing bid price of our common stock at fiscal year end 2002 was $0.37.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 25, 2003, for the following: (1) each person who is known by us to own beneficially five percent or more of our outstanding common stock, (2) each of our directors and officers who beneficially own such shares and (3) our officers and directors as a group.

                                                      SHARES BENEFICIALLY OWNED
           NAME OF BENEFICIAL OWNER                     NUMBER        PERCENT
--------------------------------------------------  --------------  ------------
Oton Tisch(1)                                        5,968,026(3)     30.2%
Frederick A. Voight(2)                               1,391,600(4)      7.4%
Dr. Ronald K. Lohrding(1)                            1,044,978(5)      5.4%
Eutimio Sena(1)                                          5,000           *
Dr. Toby Simon(1)                                       34,000(6)        *
Dr. David Mueller(1)                                      --             *
Gary Oppedahl(1)                                       206,000(7)      1.1%
Paul Johnson(1)                                        267,600(6)      1.4%
All officers and directors as a group (6 persons)    6,458,293(8)     32.1%
__________

* Represents ownership interests of less than one percent.

(1) The business address is c/o Cell Robotics International, Inc., 2715 Broadbent Parkway N.E., Albuquerque, New Mexico 87107. Mr. Tisch's principal residence is in Caracas, Venezuela.

(2) The business address is c/o F.A. Voight Investments, 7311 Stevens Ridge Road, Lincoln, Nebraska 68516.

(3) We issued Mr. Tisch a common stock purchase warrant immediately exercisable for 55,949 shares of common stock in a May 2002 private placement of our securities. Also includes 935,051 shares issuable upon exercise of common stock purchase warrants issued to Mr. Tisch that are immediately exercisable in connection with loans made by him to us under the January 2001, the August 2001 promissory notes and the conversion of certain of his outstanding loans to the company in November 2002. Further, includes stock options covering 5,000 shares issued to Mr. Tisch for serving as a director that are immediately exercisable. In December 2002, we issued to Mr. Tisch warrants to purchase an aggregate of 92,928 shares of our common stock in payment of fees, plus reimbursement of out-of-pocket expenses, incurred under our consulting agreement with Obras Electromecanicas TKV. Mr. Tisch is the sole owner and Chief Executive Officer and President of TKV.

(4) Includes 250,000 shares issuable upon exercise of a common stock purchase warrant issued to Mr. Voight in connection with a private placement. The warrants are immediately exercisable.

(5) Includes 741,228 shares subject to options exercisable within 60 days of March 25, 2003 and 3,750 shares underlying immediately exercisable warrants.

(6) Represents shares subject to options exercisable within 60 days of March 25, 2003.

(7) Includes 200,000 shares subject to options exercisable within 60 days of March 25, 2003.

(8) Includes 484,267 shares subject to options exercisable within 60 days of March 25, 2003 and 1,083,928 shares underlying immediately exercisable warrants.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth, as of December 31, 2002, certain information related to our compensation plans under which shares of our common stock are authorized for issuance:

                                                                                             NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE FOR
                                                                                            FUTURE ISSUANCE UNDER
                              NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE       EQUITY COMPENSATION
                                ISSUED UPON EXERCISE OF        PRICE OF OUTSTANDING           PLANS (EXCLUDING
                                 OUTSTANDING OPTIONS,          OPTIONS, WARRANTS AND         SECURITIES REFLECTED
       PLAN CATEGORY              WARRANTS AND RIGHTS                 RIGHTS                    IN COLUMN (a))
----------------------------------------------------------------------------------------------------------------------

                                         (a)                            (b)                          (c)

----------------------------------------------------------------------------------------------------------------------

Equity compensation                     705,235(1)                     $1.53                        --(1)
plans approved by
security holders

Equity compensation                3,076,884(2) (3) (4)                $1.26                       2,558(5)
plans not approved by
security holders

----------------------------------------------------------------------------------------------------------------------

Total                                   3,782,119                      $1.31                        2,558
                                        =========                      =====                        =====

----------------------------------------------------------------------------------------------------------------------

__________

(1) Includes options to purchase shares outstanding under the company's Stock Incentive Plan. The Stock Incentive Plan expired in August 2002. Therefore, no shares are available for issuance under this plan.

(2) Includes options to purchase 1,720,399 shares outstanding under individual arrangements with employees, directors and consultants.

(3) Includes 178,800 shares issuable upon exercise of Representative's Warrants and the underlying Redeemable Warrants. Also includes, Redeembable Warrants to purchase 186,250 shares that were issued to various consultants and advisors. The Representative's Warrant and these Redeemable Warrants expired unexercised on February 2, 2003.

(4) Includes warrants to purchase 225,000 shares of common stock granted to Becton Dickinson and Company in connection with a license agreement.

(5) Includes shares available for future issuance under the Cell Robotics International, Inc. 2002 Stock Purchase Plan. In March 2003, our board of directors adopted an amendment to the 2002 Stock Purchase Plan increasing the shares available for issuance by 1 million, which is not reflected in the above table.

MATERIAL FEATURES OF PLAN NOT APPROVED BY SHAREHOLDERS

The 2002 Stock Purchase Plan, referred to as the 2002 Plan, may be administered by either a committee appointed by our board of directors, or if no committee is appointed, our entire board of directors. Presently, the 2002 Plan is administered by our entire board of directors. Participants eligible to participate under the 2002 include employees, members of our board of directors and consultants who are individuals providing bona fide services to us that are not in connection with capital raising or promoting or maintaining a market for our securities. Participants are granted options to purchase shares of our common stock which may be purchased with the value of the services rendered by you or, if you are an employee, with payroll deductions designated by you that have been accumulated during the exercise period. The exercise period will be a three-month, six-month or other period as determined by the administer. The purchase price under each option will be a percentage established from time to time by the administer of the fair market value of our common stock on the date on which our common stock is purchased, the date the participant enrolls in the 2002 Plan or such other date specified by the administer. For any participant who is an employee, upon the expiration of each exercise period, to the extent unexercised, that participant is deemed to have automatically exercised his option for the purchase of that number of full shares of common stock which the accumulated payroll deductions credited to his account at that time shall purchase at the applicable purchase price. For any participant who is a consultant or a director, then upon the expiration of each exercise period, to the extent unexercised, the participant will be deemed to have terminated his option for the purchase of any shares of common stock subject to that option. If any participant terminates his employment or service with us for any reason (including death), his participation in the 2002 Plan will terminate and any amounts credited to his account will be paid to him or his estate without interest. The 2002 Plan will continue until September 30, 2004, unless sooner terminated. Our board of directors may amend or terminate the 2002 Plan in its sole discretion; provided that no amendment will be made without the requisite approval of our shareholders if required under applicable law or any rule, regulation or listing standard of any exchange or market in which our common stock is listed or trades.

MATERIAL FEATURES OF INDIVIDUAL ARRANGEMENTS NOT APPROVED BY SHAREHOLDERS

Between September 4, 1998 and February 15, 2000, we granted stock options to an investment relations firm to purchase an aggregate of 100,000 shares of common stock. The exercise prices range from $0.84 to $3.25 which was equal to or above the fair market value per share of common stock on the option grant dates. We use the average of the high and low trading prices as quoted on the OTC Bulletin Board to determine fair market value for option grants. The options are immediately exercisable. The options granted under these option agreements expire on September 4, 2003.

On July 21, 2000, August 8, 2000, November 10, 2000 and March 2, 2001, we granted stock options to employees to purchase an aggregate of 200,000, 100,000, 103,333 and 74,174 shares of common stock, respectively. The exercise price per share is $2.69, $2.73, $1.78 and $1.78 which was equal to or above the fair market value per share of common stock on July 21, 2000, August 8, 2000, November 10, 2000 and March 2, 2001, respectively, the option grant dates. We use the average of the high and low trading prices as quoted on the OTC Bulletin Board to determine fair market value for option grants. The options are immediately exercisable. The options granted under the July 2000 and August 2000 option agreements expire five years from the date of grant. The options granted under the November 2000 and March 2001 option agreement expire three years from the date of grant.

On July 31, 2001, we granted stock options to an investment relations firm to purchase 50,000 shares of common stock. The exercise price per share is $0.72 which was equal to or above the fair market value per share of common stock on July 31, 2001, the option grant date. We use the average of the high and low trading prices as quoted on the OTC Bulletin Board to determine fair market value for option grants. The options are immediately exercisable. The options granted under this option agreement expires five years from the date of grant.

Outstanding stock options to employees to purchase an aggregate of 50,000, 300,000 and 746,127 shares of common stock, were granted on June 15, 2001, August 17, 2001 and October 31, 2001, respectively. The exercise price per share is $0.71, $0.80 and $0.37 which was equal to or above the fair market value per share of common stock on June 15, 2001, August 17, 2001 and October 31, 2001, respectively, the option grant dates. We use the average of the high and low trading prices as quoted on the OTC Bulletin Board to determine fair market value for option grants. The options are immediately exercisable. No option granted under these option agreements may be exercised later than five years from the date of grant.

On July 15, 2002, we granted a stock option to Gary Oppedahal to purchase 500,000 shares of common stock. The exercise price per share is $1.25, which was above the fair market value per share of common stock on July 15, 2002, the option grant date. The option will become exercisable in the following manner:

         o 200,000 shares of our common stock subject to the option is immediately exercisable;

         o 150,000 shares of common stock subject to the option will vest after we report positive net income for two consecutive fiscal quarters, as reflected in our quarterly reports on Form 10-QSB, or any equivalent or successor form (after giving effect to any amendments thereto), filed with the Securities and Exchange Commission;

         o 150,000 shares of common stock subject to the option will vest after we report positive net income for a full fiscal year, as reflected in our annual report on Form 10-KSB, or any equivalent or successor form (after giving effect to any amendments thereto), filed with the Securities and Exchange Commission.

However, the July 15, 2002 option will vest and become fully exercisable immediately prior to the time of a change in control, as defined in the option, and the Mr. Oppedahl will have the right to exercise the option from and after the date of the change in control. No option granted under this option agreement may be exercised later than five years from the date of grant.

On August 2, 2002, we granted a stock option to Paul Johnson to purchase 165,000 shares of common stock. The exercise price per share is $1.25, which was above the fair market value per share of common stock on August 2, 2002, the option grant date. The option will become exercisable in the following manner:

         o 65,000 shares of our common stock subject to the option is immediately exercisable;

         o 50,000 shares of common stock subject to the option will vest after we report positive net income for two consecutive fiscal quarters, as reflected in our quarterly reports on Form 10-QSB, or any equivalent or successor form (after giving effect to any amendments thereto), filed with the Securities and Exchange Commission;

         o 50,000 shares of common stock subject to the option will vest after we report positive net income for a full fiscal year, as reflected in our annual report on Form 10-KSB, or any equivalent or successor form (after giving effect to any amendments thereto), filed with the Securities and Exchange Commission.

However, the August 2, 2002 option will vest and become fully exercisable immediately prior to the time of a change in control, as defined in the option, and the Mr. Johnson will have the right to exercise the option from and after the date of the change in control. No option granted under this option agreement may be exercised later than five years from the date of grant.

On December 9, 2002 and December 23, 2002, we granted stock options to employees to purchase an aggregate of 5,000 and 2,000 shares of common stock, respectively. The exercise price per share is $0.50 and $0.44 which was equal to or above the fair market value per share of common stock on December 9, 2002 and December 23, 2002, respectively, the option grant dates. We use the average of the high and low trading prices as quoted on the OTC Bulletin Board to determine fair market value for option grants. The options vest and become exercisable over a three year period. The options granted under these option agreements expire five years from the date of grant.

On December 13, 2002 we granted stock options to a director to purchase 30,000 shares of common stock. The exercise price per share is $0.50 which was equal to or above the fair market value per share of common stock on December 13, 2002, the option grant date. We use the average of the high and low trading prices as quoted on the OTC Bulletin Board to determine fair market value for option grants. The options are immediately exercisable. The options granted under this option agreement expires five years from the date of grant.

See Part II, Item 7, Notes to Consolidated Financial Statements, Note 6 - Stock Options and Warrants for further discussion.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2000, we entered into an employment agreement with Dr. Lohrding. Prior to his resignation on July 15, 2002, Dr. Lohrding served as our President and Chief Executive Officer under the contract. Until the agreement expires on June 30, 2003, Dr. Lohrding will continue to serve as an employee providing consulting and advisory services to the company. As such, Dr. Lohrding agreed that he will devote no less than one-half of his time to the company's business. Dr. Lohrding currently is paid an annual fee of $65,206 under the contract. The contract granted Dr. Lohrding 100,000 stock options that vested immediately and expire on July 1, 2005. These options were granted outside of the company's Stock Incentive Plan. Dr. Lohrding is also entitled to bonuses based upon the achievement of specified target sales of the Lasette. Dr. Lohrding will receive a bonus equal to five percent of his base salary once we ship and sell 500 Lasettes for three consecutive months and then again once we ship and sell 1,000 Lasettes for three consecutive months. If a third party acquires at least 30% of our capital stock, then Dr. Lohrding will be entitled to the following:

         o a lump sum payment, in cash, equal to his base salary under his agreement, which may not be less than $50,000;

         o a lump sum payment, in cash, equal to any accrued but unpaid bonus; and

         o all options, warrants and other rights subject to vesting will accelerate and vest on his termination.

In January 2001, certain members of our board of directors and affiliates of members or former members of our board of directors agreed to make term loan advances to us in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement with us. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the company and Mr. Oton Tisch dated November 12, 2002, we issued 2,309,255 shares of our common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of December 31, 2002, the remaining principal balance outstanding under the loan agreement was approximately $87,000, all of which is owed to former members of our board of directors. These remaining loans can be demanded at any time. In connection with the January 2001 loan commitment, each lender was issued a warrant in proportion to the amount of the loan made by that lender. The warrants allow the lenders to purchase an aggregate of 150,000 shares of our common stock. The warrants may be exercised until January 31, 2004, at a price equal to $1.125 per share of our common stock.

         o In August 2001, we signed a convertible note in the face amount of $500,000 payable to Mr. Oton Tisch, one of our directors. Mr. Tisch, funded $190,000 after the signing of the convertible note in August 2001. Additional funds of $150,000 and $40,000 were provided by Mr. Tisch in December 2001 and January 2002. On July 29, 2002, we issued 684,685 shares of our common stock to convert all principal and interest owed of $410,400 under the August 2, 2001 convertible note to equity. The conversion price of the convertible note was $0.5994 per share of our common stock. As of July 29, 2002, no amounts remained outstanding under the convertible note. In connection with the issuance of the convertible note, Mr. Tisch was issued a warrant to purchase up to 28,500 shares of our common stock. The warrant is exercisable until August 2, 2004, for common stock at a price of $0.67 per share.

         o We entered into an International Sales and Marketing Contract with Obras Electromecanicas TKV in August 2001. Mr. Oton Tisch, one of our directors, is the President, Chief Executive Officer and the owner of TKV. Under the contract, TKV will perform international sales and marketing services for the Lasette and related accessories and the Cell Robotics Workstation in Mexico and various countries in Asia, Latin America, Central America, the Caribbean and Europe (these are referred to as the "territory" in the contract). During each year of the contract, TKV will receive 5% of the net value of Lasette and related accessories exports to the territory for the first $1,000,000 sold, 3.5% for the second $1,000,000 sold, 2.5% for the third $1,000,000 sold and 2% for the balance. TKV will not be separately compensated for services provided for the Cell Robotics Workstation unless TKV is involved in certain issues, in which case TKV will receive 3% of the sale value. To date, TKV has earned $203,020 under the contract. In August 2002 and December 2002, we issued to Mr. Tisch an aggregate of 421,711 shares of our common stock and warrants to purchase an aggregate of 92,928 shares of our common stock in payment in full of these fees, plus reimbursement of out-of-pocket expenses. This warrant has an exercise price of $0.60 per share and expires on December 7, 2007. The contract expires on August 1, 2003.

On March 29, 2002, we signed a promissory note in the face amount of $2,000,000 payable to one of our directors, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. Under this promissory note, Mr. Tisch may make one or more advances to us at times and in amounts, as determined by Mr. Tisch in his discretion, of up to an aggregate principal sum of $1,488,500 (the "Loan A Facility"). Additionally, Mr. Tisch must make requested advances under this note up to an aggregate principal sum of $511,500 so long as he remains satisfied in his reasonable credit judgment with our capital raising activities (the "Loan B Facility"). Therefore, Mr. Tisch has no obligation or commitment to make any loans under the Loan A Facility and must make advances under the Loan B Facility only to the extent he is satisfied with our capital raising activities in his reasonable credit judgment. This note bears interest at 8% per annum and is presently secured by all our assets. Mr. Tisch has funded a total principal amount of $577,300 under this note as of as of December 31, 2002. On November

13, 2002, pursuant to a stock purchase agreement between the company and Mr. Tisch dated November 12, 2002, we issued 776,949 shares of our common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $337,300 of principal and $12,327 of accrued interest owed to Mr. Tisch under the promissory note. Additionally, on November 19, 2002, we repaid, in cash, $180,000 owed under the note. As of December 31, 2002, the remaining principal balance outstanding under the note was $60,000, all of which was outstanding under the Loan B Facility. No amounts borrowed under the Loan A Facility or the Loan B Facility may be reborrowed after being repaid by us. As of December 31, 2002, the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,000,000. As of December 31, 2002, the remaining amount available under the Loan B Facility is $422,700. All principal and interest outstanding under the note are due on April 1, 2004.

On May 16, 2002, we issued 186,498 shares of our common stock in a private placement with Mr. Oton Tisch, a director of the company. The gross proceeds from the offering were $100,000. In connection with this private placement, Mr. Tisch was issued warrants to purchase 55,949 shares of our common stock at a price of $0.87 per share. The warrants expire on May 17, 2007.

Mr. Eutimio Sena has provided consulting services to the company relating to our marketing and sales strategies. On August 2, 2002, we issued 5,000 shares of our common stock to Mr. Sena, a director of the company, in payment of fees owed for these services. We also owe Mr. Sena $39,600 for fees owed for consulting services as of December 31, 2002, which may be paid by us in cash or shares of our common stock.

On November 13, 2002, in connection with the conversion of the outstanding principal and interest owed to Mr. Tisch under the January 2001 loan agreement and the promissory note in the face amount of $2,000,000, as described above, we issued Mr. Tisch a warrant to purchase 771,551 shares of our common stock. The warrant has an exercise price of $0.7125 per share and expires on November 13, 2007.

We believe that any transactions between us and our officers, directors, principal shareholders or other affiliates have been on terms no less favorable to us than could be obtained from unaffiliated third parties on an arms-length basis.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

EXHIBIT                    TITLE
-------                    -----
  NO.
  ---

3.2(17)       Amended and Restated By-laws
3.3(1)        Amended and Restated Articles of Incorporation
4.1(1)        Specimen Certificate of Common Stock
4.2(2)        Representative Common Stock Purchase Warrant
4.3(3)        Warrant Agreement between the company and Corporate Stock
              Transfer, Inc.
4.4(2)        Option Agreement between the company and Ronald K. Lohrding,
              Ph.D.*
4.5(3)        Specimen Common Stock Purchase Warrant Certificate
10.1(4)       Agreement and Plan of Reorganization among the company,
              Intelligent Financial Corporation, MiCel, Inc., Bridgeworks
              Investors I, L.L.C. and Ronald K. Lohrding
10.2(5)       Employment Agreement between the company and Ronald K. Lohrding*
10.3(4)       Irrevocable Appointment of Voting Rights by Ronald K. Lohrding,
              Ph.D. to MiCel, Inc.
10.4(4)       Stock Pooling and Voting Agreement
10.5(1)       Royalty Agreement dated September 11, 1995 between the company,
              Cell Robotics, Inc. and Mitsui Engineering & Shipbuilding Co.,
              Ltd.
10.6(1)       Agreement of Contribution and Mutual Comprehensive Release dated
              September 11, 1995 between the company, Cell Robotics, Inc. and
              Mitsui Engineering & Shipbuilding Co., Ltd.
10.7(6)       Purchase Agreement between the company and Tecnal Products, Inc.
10.8(1)       License Agreement between the company and NTEC
10.9(7)       Patent License Agreement between American Telephone and Telegraph
              Company and Cell Robotics, Inc.
10.10(7)      Amendment to Patent License Agreement between Lucent Technologies,
              Inc., successor to American Telephone and Telegraph Company, and
              Cell Robotics, Inc.
10.11(8)      Development and Distribution Agreement dated September 10, 1999 between Hamilton Thorne Research and the company
10.12(8)      Amendment to Development and Distribution Agreement dated May 18,
              2000 between Hamilton Thorne Research and the company
10.13(9)      Loan Agreement dated January 31, 2001, among the company, Oton
              Tisch, Ronald K. Lohrding, Ph.D., Raymond Radosevich, Ph.D.,
              HaeMedic LLC and Humagen Fertility Diagnostics, Inc.
10.14(9)      Form of Warrant dated January 31, 2001 issued to Oton Tisch,
              Ronald K. Lohrding, Ph.D., Raymond Radosevich, Ph.D., HaeMedic LLC
              and Humagen Fertility Diagnostics, Inc.
10.15(10)     Employment Agreement between the company and Paul Johnson*

10.16(11)     Loan Agreement dated August 2, 2001 between the company and Oton
              Tisch
10.17(11)     Warrant dated August 2, 2001 issued to Oton Tisch
10.18(12)     Certificate for Common Stock Options dated August 17, 2001 between the company and Ronald K. Lohrding*
10.19(12)     Certificate for Common Stock Options dated June 15, 2001 between the company and Paul Johnson*
10.20(12)     Certificate for Common Stock Options dated October 31, 2001 between the company and Ronald K. Lohrding*
10.21(12)     Certificate for Common Stock Options dated October 31, 2001 between the company and Paul Johnson*
10.22(13)     License Agreement between the company and Becton, Dickinson &
              Company
10.23(14)     First Amendment to Loan Agreement dated March 29, 2002 between the company and Oton Tisch
10.24(15)     Certificate for Common Stock Options dated July 15, 2002 between the company and Gary Oppedahl*
10.25(16)     Amended and Restated Promissory Note dated September 17, 2002 executed by the company and payable to Oton Tisch
10.26(17)     Warrant dated November 12, 2002 issued to Oton Tisch
10.27(17)     Stock Purchase Agreement dated November 12, 2002 between the company and Oton Tisch

EXHIBIT                    TITLE
-------                    -----
  NO.
  ---


10.28(17)     Cell Robotics International, Inc. 2002 Stock Purchase Plan*
10.29(17)     International Sales and Marketing Contract dated August 1, 2001 between the company and Obras Electromecanicas TKV
10.30(17)     Certificate for Common Stock Options dated August 2, 2002 between the company and Paul Johnson*
10.31(17)     Distribution Agreement dated July 8, 2002 between the company and
              California Caltech, Inc.
10.32(17)     Warrant dated December 7, 2002 issued to Oton Tisch
10.33(18)     Distribution Agreement between Meiwa Shoji Company Ltd. and the company
16.1(19)      Letter from KPMG LLP to the Securities and Exchange Commission dated January 20, 2003
21.1(1)       Subsidiaries
23.1(20)      Consent of Grant Thornton LLP
23.2(20)      Consent of KPMG LLP
99.1(20)      Certifications of the Chief Executive Officer provided pursuant to
              18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2(20)      Certifications of the Chief Financial Officer provided pursuant to
              18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________

* Indicates a management contract or compensatory plan or arrangement.

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

(13) Incorporated by reference from the company's Amendment No. 2 to Annual Report on Form 10-KSB/A for the year ended December 31, 2001, as filed with the SEC on August 22, 2002.

(14) Incorporated by reference from the company's Registration Statement on Form SB-2, as filed with the SEC on April 12, 2002, SEC File No. 333-86138.

(15) Incorporated by reference from the company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, as filed with the SEC on September 3, 2002, SEC File No. 333-86138.

(16) Incorporated by reference from the company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, as filed with the SEC on November 14, 2002.

(17) Incorporated by reference from the company's Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2, as filed with the SEC on December 20, 2002, SEC File No. 333-86138.

(18) Incorporated by reference from the company's Amendment No. 3 to Annual Report on Form 10-KSB/A for the year ended December 31, 2002, as filed with the SEC on January 8, 2003.

(19) Incorporated by reference from the company's current report on Form 8-K, as filed with the SEC on January 23, 2003.

(20) Filed herewith.

(b)      REPORTS ON FORM 8-K

         None

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

LIMITATION ON THE EFFECTIVENESS OF CONTROLS

Our disclosure controls and procedures and internal controls provide reasonable, but not absolute, assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of our resources and nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Registrant:                  CELL ROBOTICS INTERNATIONAL, INC.


         Dated:  March 28, 2003       /s/ Gary Oppedahl
                                      ------------------------------------------
                                      Gary Oppedahl, President, Chief
                                      Executive Officer, Director and Principal
                                      Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Dated:  March 28, 2003       /s/ Gary Oppedahl
                                      ------------------------------------------
                                      Gary Oppedahl, President, Chief Executive
                                      Officer, Director and Principal Executive
                                      Officer



         Dated: March 28, 2003        /s/ Paul Johnson
                                      ------------------------------------------
                                      Paul Johnson, Chief Financial Officer,
                                      Principal Financial Officer, Principal
                                      Accounting Officer, Chief Operating
                                      Officer, Treasurer, Director and Secretary



         Dated: March 28, 2003        /s/ Oton Tisch
                                      ------------------------------------------
                                      Oton Tisch, Chairman of the Board of
                                      Directors



         Dated: March 28, 2003        /s/ Eutimio Sena
                                      ------------------------------------------
                                      Eutimio Sena, Vice Chairman of the Board
                                      of Directors



         Dated: March 28, 2003        /s/ Dr. Toby Simon
                                      ------------------------------------------
                                      Dr. Toby Simon, Director

                        CELL ROBOTICS INTERNATIONAL, INC.
                                  EXHIBIT INDEX

EXHIBIT                    TITLE
-------                    -----
  NO.
  ---
3.2(17)       Amended and Restated By-laws
3.3(1)        Amended and Restated Articles of Incorporation
4.1(1)        Specimen Certificate of Common Stock
4.2(2)        Representative Common Stock Purchase Warrant
4.3(3)        Warrant Agreement between the company and Corporate Stock
              Transfer, Inc.
4.4(2)        Option Agreement between the company and Ronald K. Lohrding,
              Ph.D.*
4.5(3)        Specimen Common Stock Purchase Warrant Certificate
10.1(4)       Agreement and Plan of Reorganization among the company,
              Intelligent Financial Corporation, MiCel, Inc., Bridgeworks
              Investors I, L.L.C. and Ronald K. Lohrding
10.2(5)       Employment Agreement between the company and Ronald K. Lohrding*
10.3(4)       Irrevocable Appointment of Voting Rights by Ronald K. Lohrding,
              Ph.D. to MiCel, Inc.
10.4(4)       Stock Pooling and Voting Agreement
10.5(1)       Royalty Agreement dated September 11, 1995 between the company,
              Cell Robotics, Inc. and Mitsui Engineering & Shipbuilding Co.,
              Ltd.
10.6(1)       Agreement of Contribution and Mutual Comprehensive Release dated
              September 11, 1995 between the company, Cell Robotics, Inc. and
              Mitsui Engineering & Shipbuilding Co., Ltd.
10.7(6)       Purchase Agreement between the company and Tecnal Products, Inc.
10.8(1)       License Agreement between the company and NTEC
10.9(7)       Patent License Agreement between American Telephone and Telegraph
              Company and Cell Robotics, Inc.
10.10(7)      Amendment to Patent License Agreement between Lucent Technologies,
              Inc., successor to American Telephone and Telegraph Company, and
              Cell Robotics, Inc.
10.11(8)      Development and Distribution Agreement dated September 10, 1999 between Hamilton Thorne Research and the company
10.12(8)      Amendment to Development and Distribution Agreement dated May 18,
              2000 between Hamilton Thorne Research and the company
10.13(9)      Loan Agreement dated January 31, 2001, among the company, Oton
              Tisch, Ronald K. Lohrding, Ph.D., Raymond Radosevich, Ph.D.,
              HaeMedic LLC and Humagen Fertility Diagnostics, Inc.
10.14(9)      Form of Warrant dated January 31, 2001 issued to Oton Tisch,
              Ronald K. Lohrding, Ph.D., Raymond Radosevich, Ph.D., HaeMedic LLC
              and Humagen Fertility Diagnostics, Inc.
10.15(10)     Employment Agreement between the company and Paul Johnson*
10.16(11)     Loan Agreement dated August 2, 2001 between the company and Oton
              Tisch
10.17(11)     Warrant dated August 2, 2001 issued to Oton Tisch
10.18(12)     Certificate for Common Stock Options dated August 17, 2001 between the company and Ronald K. Lohrding*
10.19(12)     Certificate for Common Stock Options dated June 15, 2001 between the company and Paul Johnson*
10.20(12)     Certificate for Common Stock Options dated October 31, 2001 between the company and Ronald K. Lohrding*
10.21(12)     Certificate for Common Stock Options dated October 31, 2001 between the company and Paul Johnson*
10.22(13)     License Agreement between the company and Becton, Dickinson &
              Company

10.23(14)     First Amendment to Loan Agreement dated March 29, 2002 between the company and Oton Tisch

10.24(15)     Certificate for Common Stock Options dated July 15, 2002 between the company and Gary Oppedahl*

10.25(16)     Amended and Restated Promissory Note dated September 17, 2002 executed by the company and payable to Oton Tisch
10.26(17)     Warrant dated November 12, 2002 issued to Oton Tisch

EXHIBIT                    TITLE
-------                    -----
  NO.
  ---

10.27(17)     Stock Purchase Agreement dated November 12, 2002 between the company and Oton Tisch
10.28(17)     Cell Robotics International, Inc. 2002 Stock Purchase Plan*
10.29(17)     International Sales and Marketing Contract dated August 1, 2001 between the company and Obras Electromecanicas TKV
10.30(17)     Certificate for Common Stock Options dated August 2, 2002 between the company and Paul Johnson*
10.31(17)     Distribution Agreement dated July 8, 2002 between the company and
              California Caltech, Inc.
10.32(17)     Warrant dated December 7, 2002 issued to Oton Tisch
10.33(18)     Distribution Agreement between Meiwa Shoji Company Ltd. and the company
16.1(19)      Letter from KPMG LLP to the Securities and Exchange Commission dated January 20, 2003
21.1(1)       Subsidiaries
23.1(20)      Consent of Grant Thornton LLP
23.2(20)      Consent of KPMG LLP
99.1(20)      Certifications of the Chief Executive Officer provided pursuant to
              18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2(20)      Certifications of the Chief Financial Officer provided pursuant to
              18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________

* Indicates a management contract or compensatory plan or arrangement.

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

(13) Incorporated by reference from the company's Amendment No. 2 to Annual Report on Form 10-KSB/A for the year ended December 31, 2001, as filed with the SEC on August 22, 2002.

(14) Incorporated by reference from the company's Registration Statement on Form SB-2, as filed with the SEC on April 12, 2002, SEC File No. 333-86138.

(15) Incorporated by reference from the company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, as filed with the SEC on September 3, 2002, SEC File No. 333-86138.

(16) Incorporated by reference from the company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, as filed with the SEC on November 14, 2002.

(17) Incorporated by reference from the company's Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2, as filed with the SEC on December 20, 2002, SEC File No. 333-86138.

(18) Incorporated by reference from the company's Amendment No. 3 to Annual Report on Form 10-KSB/A for the year ended December 31, 2002, as filed with the SEC on January 8, 2003.

(19) Incorporated by reference from the company's current report on Form 8-K, as filed with the SEC on January 23, 2003.

(20) Filed herewith.

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

         I, Gary Oppedahl, Chief Executive Officer of Cell Robotics International, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Cell Robotics International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annul report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               /s/ Gary Oppedahl
                                               ---------------------------------
Date: March 28, 2003                           Gary Oppedahl
                                               Chief Executive Officer
                                               Cell Robotics International, Inc.

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Paul C. Johnson, Chief Financial Officer of Cell Robotics International, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Cell Robotics International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annul report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons fulfilling the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ Paul Johnson
Date: March 28, 2003                           ---------------------------------
                                               Paul Johnson
                                               Chief Financial Officer
                                               Cell Robotics International, Inc.