Form 10QSB
period 2003-03-31
CELL ROBOTICS INTERNATIONAL INC
filed 2003-05-15
CIK 845291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

               | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

            For the transition period from            to
                                           ----------    -----------

                         Commission file number: 0-27840


                        CELL ROBOTICS INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Colorado                                      84-1153295
  (State or other jurisdiction                             I.R.S. Employer
of incorporation or organization)                        Identification number

  2715 Broadbent Parkway N.E., Albuquerque, New Mexico               87107
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

                                                              Yes  |X| No  | |

As of May 14, 2003, 19,686,001 shares of Common Stock of the Registrant were outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes | |   No |X|

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002

                    Consolidated Statements of Operations for the Three Months ended March 31, 2003 and March 31, 2002 (unaudited)

                    Consolidated Statements of Cash Flows for the Three Months ended March 31, 2003 and March 31, 2002 (unaudited)

                    Notes to Unaudited Consolidated Financial Statements

         Item 2.    Management's Discussion and Analysis

         Item 3.    Controls and Procedures


PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings

         Item 2.    Changes in Securities

         Item 3.    Defaults Upon Senior Securities

         Item 4.    Submission of Matters to a Vote of Security Holders

         Item 5.    Other Information

         Item 6.    Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements contained in this report have been prepared by Cell Robotics International, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosures made in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, as amended.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,        DECEMBER 31,
                                                               2003              2002
                                                           ------------      ------------
                                                           (UNAUDITED)
ASSET
Current assets:
     Cash and cash equivalents                             $     17,328      $    299,083
     Accounts receivable, net of allowance for
       doubtful accounts of $4,991 in 2003
       and 2002                                                 320,412           500,636

     Other receivables                                               --           260,000
     Inventory                                                  706,040           539,284
     Other                                                       51,736            48,246
                                                           ------------      ------------
         Total current assets                                 1,095,516         1,647,249
     Property and equipment, net                                254,955           274,589
     Other assets, net                                           54,940            60,782
                                                           ------------      ------------
                  Total assets                             $  1,405,411      $  1,982,620
                                                           ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Notes payable - related parties                       $    149,042      $    180,402
     Accounts payable                                           851,237           619,679
     Royalties payable                                          150,507           152,400
     Payroll related liabilities                                212,319           169,123
     Other current liabilities                                   71,475            71,125
                                                           ------------      ------------
                          Total liabilities                   1,434,580         1,192,729
                                                           ------------      ------------
Stockholders' equity (deficit):
     Common stock, $.004 par value.  Authorized
         50,000,000 shares, 18,831,025 and
         18,406,025 shares issued and outstanding at
         March 31, 2003 and December 31, 2002,
         respectively                                            75,324            73,624
     Additional paid-in capital                              30,043,508        29,816,590
     Accumulated deficit                                    (30,148,001)      (29,100,323)
                                                           ------------      ------------
                  Total stockholders' equity (deficit)          (29,169)          789,891
                                                           ------------      ------------
                                                           $  1,405,411      $  1,982,620
                                                           ============      ============

      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            UNAUDITED
                                                        THREE MONTHS ENDED
                                                    MARCH 31,         MARCH 31,
                                                      2003               2002
                                                  ------------      ------------
Product sales                                     $    160,300      $    394,923
Research and development grants                             --                --
                                                  ------------      ------------
         Total revenues                                160,300           394,923
                                                  ------------      ============

Product cost of goods sold                             326,709           315,802
SBIR direct expenses                                        --                --
                                                  ------------      ------------
         Total cost of goods sold                      326,709           315,802
                                                  ------------      ============

Gross (loss) profit                                   (166,409)           79,121
                                                  ------------      ------------

Operating expenses:
     General and administrative                        336,105           184,823
     Marketing & sales                                 382,777           174,980
     Research and development                          159,403           110,795
                                                  ------------      ------------
         Total operating expenses                      878,285           470,598
                                                  ------------      ------------

Loss from operations                                (1,044,694)         (391,477)
                                                  ------------      ------------

Other income (expense):
     Other income                                           --            20,316
     Interest expense                                   (2,984)          (60,154)
                                                  ------------      ------------
         Total other expense                            (2,984)          (39,838)
                                                  ------------      ------------

         Net loss                                 $ (1,047,678)     $   (431,315)
                                                  ============      ============

Weighted average common shares
     outstanding, basic and diluted                 18,581,025        10,261,119
                                                  ============      ============

Net loss  per common share, basic and diluted     $      (0.06)     $      (0.04)
                                                  ============      ============

      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      UNAUDITED
                                                                  THREE MONTHS ENDED
                                                               MARCH 31,       MARCH 31,
                                                                2003            2002
                                                             -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $(1,047,678)     $(431,315)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
     Depreciation and amortization                                35,292         37,561
     Beneficial conversion charge                                     --         18,883
     Options and warrants issued for services                     58,618         61,781
     Changes in operating assets and liabilities:
          Decrease in accounts receivable                        440,224          9,663
          (Increase) decrease in inventory                      (166,756)       165,744
          Increase in other assets                                (3,490)       (63,774)
          Increase (decrease) in current liabilities             273,211        (30,165)
                                                             -----------      ---------
               Net cash used in operating activities            (410,579)      (230,622)
                                                             -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash used in investing activities -
               Purchase of property and equipment                 (9,816)        (7,367)
                                                             -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of options                                --          2,932
     Proceeds from issuance of common stock                      170,000        300,000
     Repayment of notes payable                                  (31,360)      (150,000)
     Proceeds from notes payable and warrants                         --         80,271
                                                             -----------      ---------
               Net cash provided by financing activities         138,640        233,203
                                                             -----------      ---------

Net decrease in cash and cash equivalents:                      (281,755)        (4,786)
     Cash and cash equivalents:
               Beginning of period                               299,083          5,633
                                                             -----------      ---------
               End of period                                 $    17,328      $     847
                                                             ===========      =========

SUPPLEMENTAL INFORMATION:
     Interest paid                                           $     5,386      $   2,705
                                                             ===========      =========


      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

1.       Presentation of Unaudited Consolidated Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission. Certain information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year ending December 31, 2003.

2.       Capital Resources

Since inception, the Company has incurred operating losses and other equity charges which have resulted in an accumulated deficit of $30,148,001 at March 31, 2003 and operations using net cash of $410,579 in the first quarter of 2003.

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

This Form 10-QSB should be read in conjunction with the Form 10-KSB which includes the Company's audited consolidated financial statements for the year ended December 31, 2002. There is substantial doubt that the Company will be able to continue as a going concern. No adjustments have been made to the accompanying financial statements to reflect the potential impact of this uncertainity.

3.       Issuance of Equity Securities

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

On February 20, 2003, the Company entered into a stock purchase agreement with RR&L, an investment partnership. In connection with this agreement, the Company issued 175,000 shares of its common stock and received, in gross proceeds, $70,000. Additionally the investor was issued warrants to purchase 43,750 shares of the Company's common stock at a price of $0.60 per share. The warrants expire on February 20, 2008.

On February 24, 2003, the Company entered into a stock purchase agreement with Mr. Valentin Bagarella, a private investor. In connection with this agreement, the Company issued 250,000 shares of its common stock and received, in gross proceeds, $100,000. Additionally Mr. Bagarella was issued warrants to purchase 50,000 shares of the Company's common stock at a price of $0.58 per share. The warrants expire on February 25, 2008.

4.       Notes Payable

In January 2001, certain members of the Company's board of directors or affiliates of members or former members of the Company's board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Oton Tisch dated November 12, 2002, the Company issued 2,309,255 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of March 31, 2003, the remaining principal balance of loans outstanding under the loan agreement was approximately $50,000 which can be demanded at any time.

On March 29, 2002, the Company signed a promissory note in the face amount of $2,000,000 payable to a director, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. Under this promissory note, Mr. Tisch may make one or more advances to the Company at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $1,488,500 (the "Loan A Facility"). Additionally, Mr. Tisch must make requested advances under this note up to an aggregate principal sum of $511,500 so long as he remains satisfied in his reasonable credit judgment with the Company's capital raising activities (the "Loan B Facility"). Therefore, Mr. Tisch has no obligation or commitment to make any loans under the Loan A Facility and must make advances under the Loan B Facility only to the extent he is satisfied with the Company's capital raising activities in his reasonable credit judgment. This note bears interest at 8% per annum and is presently secured by all of the Company's assets. Mr. Tisch has funded a total principal amount of $577,300 under this note as of March 31, 2003. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Tisch dated November 12, 2002, the Company issued 776,949 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $337,300 of principal and $12,327 of accrued interest owing to Mr. Tisch under the promissory note. Additionally, on November 19, 2002, the Company repaid, in cash, $180,000 owing under the note. As of March 31, 2003, the remaining principal balance outstanding under the note was approximately $64,000, all of which was outstanding under the Loan B Facility. No amounts borrowed under the Loan A Facility or the Loan B Facility may be reborrowed after being repaid by the Company. As of March 31, 2003, the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,000,000. As of March 31, 2003, the remaining amount available under the Loan B Facility is $422,700. All principal and interest outstanding under the note are due on April 1, 2004.

5.       Earnings Per Share

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the quarter, is the same as basic loss per share for the quarters ended March 31, 2003 and 2002, as all potentially dilutive securities were anti-dilutive.

Options to purchase 3,717,536 and 2,915,702 shares of Common Stock were outstanding at March 31, 2003 and 2002, respectively. Warrants to purchase 1,889,274 and 2,001,168 shares of Common Stock were outstanding at March 31, 2003 and 2002, respectively. These were not included in the computation of diluted loss per share as the assumed exercise of the options would have been anti-dilutive.

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to its stock-based employee plans.

                                                                    Quarter ended
                                                                      March 31,
                                                            ----------------------------
                                                               2003              2002
         Net loss, as reported                              $(1,047,678)     $  (431,315)
         Add:  Stock-based employee compensation
             expense included in reported net
             income, net of related tax effects                      --               --

         Deduct: Total stock-based
             employee compensation expense
             determined under fair value based method
             for awards granted,  modified, or settled,
             net of related tax effects                         (35,261)         (58,677)
                                                            -----------      -----------
         Pro forma net loss                                 $(1,082,639)     $  (489,992)
                                                            ===========      ===========

         Loss per share, basic and diluted:

             As reported                                    $     (0.06)     $     (0.04)
             Pro forma                                      $     (0.06)     $     (0.05)


6.       Operating Segments

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

Operating Segments

                                                March 31, 2003

                             Scientific
                              Research       Laser-Based
                            Instruments    Medical Devices    Corporate        Total
                            -----------    ---------------    ---------     -----------

Revenues from customers     $   54,485         105,815              --         160,300

Loss from operations           (78,765)       (629,825)       (336,104)     (1,044,694)


                                               March 31, 2002

                             Scientific
                              Research       Laser-Based
                            Instruments    Medical Devices    Corporate        Total
                            -----------    ---------------    ---------     -----------

Revenues from customers     $ 177,584        217,339             --        394,923

Loss from operations          (72,761)      (133,893)      (184,823)      (391,477)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the quarters ended March 31, 2003 and 2002 and the year ended December 31, 2002 was $410,579, $230,622 and $1,831,591,
respectively.

Net cash provided by financing activities for the quarters ended March 31, 2003 and 2002 and for the year ended December 31, 2002 was $138,640, $233,203 and $2,136,508, respectively.

Total assets decreased to $1,405,411 at March 31, 2003 from $1,982,620 at December 31, 2002, a decrease of $577,209, or 29%. This change in total assets is primarily attributed to the following:

- Our current assets decreased $551,733, or 34%, as of March 31, 2003 compared to our current assets as of December 31, 2002. This decrease was primarily the result of a decrease in receivables, as described below.

-    Cash decreased $281,755, from $299,083 at December 31, 2002 to $17,328 at
     March 31, 2003. The decrease in cash was primarily attributed our operational needs during the quarter ended March 31, 2003.

- Accounts receivable decreased $180,224 from $500,636 at December 31, 2002 to $320,412 at March 31, 2003 and other receivables decreased to zero at March 31, 2003 from $260,000 at December 31, 2002. The decrease in accounts receivable was primarily attributed to fewer sales in the first quarter of 2003 when compared with the fourth quarter of 2002. The other receivables balance at December 31, 2002 represented amounts due by an investor in connection with a December 2002 private placement transaction. The balance of the other receivables was collected in January and February of 2003.

- Inventory increased by $166,756, or 31%, to $706,040 at March 31, 2003 from $539,284 at December 31, 2002. The increase in inventory was partially responsible for the increase in accounts payable of approximately $230,000 from December 31, 2002 to March 31, 2003.

Our current ratio at March 31, 2003 was .76 compared to 1.38 at December 31, 2002. Our total current liabilities increased $241,851 from $1,192,729 at December 31, 2002 to $1,434,580 at March 31, 2003. Our working capital decreased from $454,520 at December 31, 2002 to a deficit of $339,064 at March 31, 2003. The decrease in working capital was primarily due to our operating losses that we experienced in the quarter ended March 31, 2003.

In October 2001, we were notified by the Center for Medicare and Medicaid Services, or CMS, that a Healthcare Common Procedure Coding System, or HCPCS, code had been assigned to our Lasette. In January 2002, CMS published the allowable for our Lasette that was associated with the newly issued HCPCS code. Generally, Medicare reimburses 80% of the published allowable. In March 2002, we were notified by CMS that they have not established a medical criteria for our Lasette and as a result CMS will only reimburse approximately $17 for the price of the Lasette, a minimal portion of its cost. Whether we can obtain a higher reimbursement rate for the Lasette will depend on the establishment of a favorable medical policy for the Lasette, which is largely outside our control. We are currently working with CMS to provide input into CMS's establishment of an appropriate medical policy so that a higher reimbursement rate may be set. CMS is presently conducting a review of the medical reimbursement of the Lasette. We are continuing our efforts to achieve a timely resolution of this matter. However, we can provide no assurance as to whether a medical policy favorable to us will be established by CMS, or when, if ever, an adequate reimbursement rate for the Lasette will be set or the eventual amount of reimbursement.

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

COMMITMENTS - As of March 31, 2003, our outstanding indebtedness for borrowed money included the following:

- In January 2001, certain members of our board of directors and affiliates of members or former members of our board of directors agreed to make term loan advances to us in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement with us. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the company and Mr. Oton Tisch dated November 12, 2002, we issued 2,309,255 shares of our common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of March 31, 2003, the remaining principal balance of loans outstanding under the loan agreement was approximately $50,000, which can be demanded at any time. In connection with the January 2001 loan commitment, each lender was issued a warrant in proportion to the amount of the loan made by that lender. The warrants allow the lenders to purchase an aggregate of 150,000 shares of our common stock. The warrants may be exercised until January 31, 2004, at a price equal to $1.125 per share of our common stock.

- On March 29, 2002, we signed a promissory note in the face amount of $2,000,000 payable to one of our directors, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. Under this promissory note, Mr. Tisch may make one or more advances to us at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $1,488,500 (the "Loan A Facility"). Additionally, Mr. Tisch must make requested advances under this note up to an aggregate principal sum of $511,500 so long as he remains satisfied in his reasonable credit judgment with our capital raising activities (the "Loan B Facility"). Therefore, Mr. Tisch has no obligation or commitment to make any loans under the Loan A Facility and must make advances under the Loan B Facility only to the extent he is satisfied with our capital raising activities in his reasonable credit judgment. This note bears interest at 8% per annum and is presently secured by all our assets. Mr. Tisch has funded a total principal amount of $577,300 under this note as of December 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the company and Mr. Tisch dated November 12, 2002, we issued 776,949 shares of our common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $337,300 of principal and $12,327 of accrued interest owing to Mr. Tisch under the promissory note. Additionally, on November 19, 2002, we repaid, in cash, $180,000 owing under the note. As of March 31, 2003, the remaining principal balance outstanding under the note was approximately $64,000, all of which was outstanding under the Loan B Facility. No amounts borrowed under the Loan A Facility or the Loan B Facility may be reborrowed after being repaid by us. As of March 31, 2003, the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,000,000. As of March 31, 2003, the remaining amount available under the Loan B Facility is $422,700. All principal and interest outstanding under the note are due on April 1, 2004.

- A private investor that is not affiliated with the company has advanced us the principal sum of $27,000. The outstanding principal balance of $27,000 is payable by us upon demand.

CAPITAL SOURCES - Our operating cash flows continue to be provided by ongoing sales of the Lasette and the Cell Robotics Workstation. During the first quarter of 2003 and during 2002, sales of our products generated revenues of approximately $160,000 and $1,584,000, respectively. In July 2002, we received a commitment from California Caltech, Inc., our distributor that sells the Lasette in China, to order additional Lasettes. This commitment provides for sales of an additional 750 Lasettes and 1.5 million clinical disposables through April 2003, of which 620 units and 425,000 disposables have been purchased as of March 31, 2003. The distributor has also ordered an additional 2,000 Lasettes, and has committed to order approximately 15 million corresponding disposables by May 2004. Although the distributor has committed to purchase the above Lasettes and related disposables, we have no control over the timing or the amount of any order within the relevant periods discussed above. Further, the risks associated with these international activities includes, but are not limited to, the compliance by our distributor with its commitments. Although we are not aware of any reason that the distributor will not fulfill its commitment, we cannot assure you that it will remain in compliance with its agreement with us.

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

Our open back orders as of March 28, 2003 totaled approximately $2.4 million for the Lasette and the UltraLight Laser, compared to open back orders of approximately $2.8 million as of December 31, 2002. There were no back orders for the UltraLight Laser as of December 31, 2001 because we began development of that product during 2002. The primary reason for the decline in the open back orders was that Sandstone Medical Technologies, LLC recently cancelled its purchase order for the UltraLight Laser in the amount $1.2 million. Sandstone has also notified us that it does not intend to continue to use us as its manufacturer. The decrease was partially offset by our receipt of purchase orders of approximately $816,000 for the Lasette and its associated disposable shields and the UltraLight Laser in the first quarter of 2003.

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

As discussed above, on September 17, 2002, we entered into an amended and restated promissory note payable to Mr. Tisch. Under this promissory note, Mr. Tisch may, in his discretion, make one or more advances to us under the Loan A Facility. Additionally, Mr. Tisch must make requested advances under this note under the Loan B Facility so long as he remains satisfied, in his reasonable credit judgment, with our capital raising activities. As of March 31, 2003, the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,000,000. As of March 31, 2003, the remaining amount available under the Loan B Facility is $422,700.

In addition to the above sources, we have and will continue to actively pursue negotiated transactions to raise capital through the issuance of debt, equity and convertible debt instruments, or through the exchange of existing instruments through transactions that could provide us with additional capital.

ADEQUACY OF CAPITAL - Since our inception, to provide working capital for our product development and marketing activities, we have relied principally upon the proceeds of both debt and equity financings. We have not been able to generate sufficient cash from operations and, as a consequence, we must seek additional financing to fund ongoing operations.

As of March 31, 2003, our net working capital was a deficit of $339,064 and our total cash and cash equivalents was $17,328. We expect to experience operating losses and negative cash flow for the foreseeable future. Therefore, we do not have sufficient cash to sustain those operating losses without additional financing. We presently need financing to repay our current indebtedness, including payment of our notes in the aggregate principal amount of approximately $149,000 of which approximately $79,000 is currently due. In addition to debt service requirements, we will require cash to fund our operations. Based on our current operations, we estimate that our cash needs will be approximately $150,000 each month for the foreseeable future and will be a total of approximately $1,350,000 from March 31 through December 31, 2003. Our operating requirements depend upon several factors, including the rate of market acceptance of our products, particularly the Lasette, our level of expenditures for manufacturing, marketing and selling our products, costs associated with our staffing and other factors. We have been funding our operating requirements with proceeds from small private placements of our equity securities and indebtedness for borrowed money, particularly with financings with Mr. Oton Tisch, one of our directors, and sales of our products. However, these sources of capital have only been adequate to meet our short-term needs. Although presently there are amounts available, subject to the terms of, and under the September 2002 amended and restated promissory note with Mr. Tisch, we need to secure one or more additional financings sufficient to fund our operations on a long-term basis. Therefore, we intend to continue to seek to raise equity or debt financing. Although we have had discussions with potential investors, we have not been able to obtain sufficient long-term financing on acceptable terms as of the date of this report. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities would further dilute our existing shareholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. In addition, the reports we received from our independent auditors covering our fiscal years ended December 31, 2002 and 2001 financial statements contain an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

To date, we have generated only limited revenues from the sale of our products and have been unable to profitably market our products. We incurred net losses applicable to common shareholders of $1,047,678 and $2,460,569 for the quarter ended March 31, 2003 and the year ended December 31, 2002, respectively. Revenues from the sale of our products were $160,300 and $1,584,359 for the quarter ended March 31, 2003 and for the year ended December 31, 2002, respectively. We expect to experience operating losses and negative cash flow for the foreseeable future. We do not have sufficient cash to sustain continuing operating losses without additional financing. Even if we are able to obtain additional financing to allow us to continue operations and repay indebtedness, we will still need to generate significant revenues and improve our gross margins to fund anticipated manufacturing and marketing costs and to achieve and maintain profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability, which will have a negative impact on the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

As mentioned above, Sandstone Medical Technologies, LLC recently cancelled its purchase order for the UltraLight Laser in the amount $1.2 million and has notified us that it does not intend to continue to use us as its manufacturer. The cancellation of this purchase order was in connection with a dispute with Sandstone regarding its relationship with us under an oral agreement for the manufacture and marketing of the UltraLight Laser. As a result of the oral nature of the agreement, we may be unable to enforce the agreement on terms that we believed to exist. We believe that we have complied with the terms of the agreement and intend to pursue our rights to the UltraLight Laser. We are examining and evaluating our options and potential courses of action regarding this newly developed product. However, due to the early stages of the matter, we are unable to predict its outcome of at this time. If we become involved in costly and time-consuming litigation, management attention consumed by and legal costs associated with any litigation could have a negative effect on our operating results. Additionally, an unfavorable outcome in any litigation may adversely affect our ability to manufacture, market and sell the UltraLight Laser.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

Revenues from our product sales decreased 59% to $160,300 at March 31, 2003 from $394,923 at March 31, 2002. Sales of laser-based medical devices during the quarter ended March 31, 2002 were $105,815, a decrease of 51% from sales of $217,339 in the comparable quarter of 2002. The decrease in sales was primarily due to a lack of financial resources available to promote our products. Sales of our scientific research instruments during the quarter ended March 31, 2003 were $54,485, a decrease of 69% in the comparable quarter of 2002. As with sales of our laser-based medical devices, the decrease was primarily due to a lack of financial resources available to promote our products.

Our gross margin declined to a negative margin of 104% for the quarter ended March 31, 2003 from 20% for the quarter ended March 31, 2002. Fewer sales in the first quarter of 2003 and a lack of efficiencies in the production of our laser-based medical products primarily contributed to the negative gross margin in 2003.

Operating expenses increased $407,687 from $470,598 for the quarter ended March 31, 2002 to $878,285 for the quarter ended March 31, 2003. General and administrative expenses increased $151,282, or 82%, from $184,823 in the first quarter of 2002 to $336,105 in the first quarter of 2003. The increase was primarily attributable to three items. We recorded a non-cash charge to recognize the value of options granted to a business consultant of approximately $59,000. Our salaries were approximately $48,000 higher in the first quarter of 2003 when compared to the first quarter of 2002. The increase in salaries resulted from our hiring of a new President in July of 2002 and retaining our former president as a part-time employee and consultant. Additionally our salaries were higher in 2003 because we had an executive assistant in the first quarter of 2003 but not in the first quarter of 2002. The third item included an increase of approximately $30,000 for professional legal and accounting fees, which was primarily attributed to additional costs associated with the filing of our registration statements. We did not have comparable filings in the first quarter of 2002. Our sales and marketing expenses increased $207,797, or 119%, from $174,980 in the first quarter of 2002 to $382,777 in the first quarter of 2003. The increase was primarily due to fees charged for sales consultants of approximately $200,000 in the first quarter of 2003. No comparable expenses were incurred in the first quarter of 2002. Our research and development expenses increased $48,608, or 44%, from $110,795 in the first quarter of 2002 to $159,403 in the first quarter of 2003. The increase in our research and development expenses occurred primarily as a result of work performed on our two new products, the UltraLight Laser, that is useful in aesthetic or skin rejuvenation applications, and the Infant Lasette, that will be used for heel-stick applications.

Other income decreased to zero during the quarter ended March 31, 2003 from $20,316 during the quarter ended March 31, 2002. During 2002 a royalty payment was received in connection with the IVF workstation technology that was sold in 2000. No similar payment was received in 2003. During the three months ended March 31, 2003 interest expense decreased to $2,984 from $60,154 during the quarter ended March 31, 2002. The decrease in interest expense occurred because we had a lower average outstanding balance of debt in the first quarter of 2003 when compared with the same period in 2002. The decrease in our outstanding debt mainly resulted from the November 2002 conversion of approximately $1.4 million of debt owed to Mr. Tisch, one of our directors, to equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of high-quality accounting policies. Our policies are discussed in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, and are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. For the three-month period ended March 31, 2003, we have not changed our critical accounting policies or practices, however, we are evaluating how improvements in processes and other changes in our scientific research instruments may impact revenue recognition policies in the future.

In connection with the sale of our scientific research instruments and at the customer's request, we may be requested to install the Cell Robotics Workstation, provide training services or both. Prior to certain management changes occurring in 2002, the production of our scientific research instruments involved significant customization including modifications required for specific customer applications. These units often required our scientist to complete complex configurations and customization during installation. In connection with the management change in 2002, we have focused our efforts on producing a scientific research instrument that is standardized and does not involve significant customization during installation. We are now offering a more standard product to our customers and we have begun to evaluate how this change in our product and the related reduced complexity of installation and training may impact how we recognize revenue for our scientific research instruments.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology, for instance the terms "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding the following:

         -  anticipated operating results and sources of future revenue;
         -  growth;
         -  adequacy of the Company's financial resources;
         -  development of new products and markets;
         - obtaining and maintaining regulatory approval and changes in regulations;
         -  competitive pressures;
         -  commercial acceptance of new products;
         -  changing economic conditions;
         -  expectations regarding competition from other companies; and
         -  the Company's ability to manufacture and distribute its products.

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

ITEM 3.  CONTROLS AND PROCEDURES

Based upon an evaluation completed within 90 days prior to the filing of this quarterly report with the SEC, the Company's

Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering and disclosing information on a timely basis as required for reports filed under the Securities and Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company's disclosure controls and procedures and internal controls provide reasonable, but not absolute, assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of the Company's resources and nature of the Company's business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None.

ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

                  On February 20, 2003, the Company issued 175,000 shares of its Common Stock in a private placement transaction with an investor, which resulted in gross proceeds to the Company of $70,000. Additionally, the investor was issued warrants to purchase 43,750 shares of the Company's Common Stock at a price of $0.60 per share. The warrants expire in 2008. The proceeds were used for working capital in the Company's day-to-day operations.

                  On February 24, 2003, the Company issued 250,000 shares of its Common Stock in a private placement transaction with an investor, which resulted in gross proceeds to the Company of $100,000. Additionally, the investor was issued warrants to purchase 50,000 shares of the Company's Common Stock at a price of $0.58 per share. The warrants expire in 2008. The proceeds were used for working capital in the Company's day-to-day operations.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibits:

                  99.1 Certificate of the Chief Executive Officer of Cell Robotics International, Inc.

                  99.2 Certificate of the Chief Financial Officer of Cell Robotics International, Inc.

                  Reports on Form 8-K:

                          On January 23, 2003, the Company filed a report on Form 8-K that explained a change in the Company's independent accountants from KPMG LLP to Grant Thornton LLP.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CELL ROBOTICS INTERNATIONAL, INC.

Dated:   May 14, 2003                  By: /s/ Gary Oppedahl
                                           -------------------------------------
                                           Gary Oppedahl, President, Chief
                                           Executive Officer and Director

Dated:   May 14, 2003                  By: /s/ Paul Johnson
                                           -------------------------------------
                                           Paul C. Johnson, Chief Financial
                                           Officer, Director and Secretary

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

     (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons fulfilling the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                            /s/ Gary Oppedahl
                                              -----------------
                                              Gary Oppedahl
                                              Chief Executive Officer
                                              Cell Robotics International, Inc.

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

     (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons fulfilling the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                          /s/ Paul Johnson
                                            ----------------
                                            Paul Johnson
                                            Chief Financial Officer
                                            Cell Robotics International, Inc.

                                  EXHIBIT INDEX

        Exhibits                 Description
        --------                 -----------
         99.1     Certificate of the Chief Executive Officer of Cell Robotics
                  International, Inc.

         99.2     Certificate of the Chief Financial Officer of Cell Robotics
                  International, Inc.