Form 10QSB
period 2003-06-30
CELL ROBOTICS INTERNATIONAL INC
filed 2003-08-14
CIK 845291

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

As of August 14, 2003, 20,500,835 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [ X ]

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Condensed Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002

                      Consolidated Condensed Statements of Operations for the Three Months ended June 30, 2003 and June 30, 2002 (unaudited)

                      Consolidated Condensed Statements of Operations for the Six Months ended June 30, 2003 and June 30, 2002 (unaudited)

                      Consolidated Condensed Statements of Cash Flows for the Six Months ended June 30, 2003 and June 30, 2002 (unaudited)

                      Notes to Unaudited Consolidated Condensed Financial Statements

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

         Item 3.      Defaults Upon Senior Securities

         Item 4.      Submission of Matters to a Vote of Security Holders

         Item 5.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The interim unaudited consolidated condensed financial statements contained in this report have been prepared by Cell Robotics International, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosures made in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets

                                                        June 30, 2003  December 31, 2002
                                                        -------------  -----------------
                                                         (UNAUDITED)
Asset
Current assets:
     Cash and cash equivalents .......................   $     59,340    $    299,083
     Accounts receivable, net of allowance for
        doubtful accounts of $4,991 in 2003
        and 2002 .....................................         90,340         500,636
      Other receivables ..............................        260,000
     Inventory .......................................        539,284
                                                                              708,821
     Other ...........................................         53,205          48,246
                                                         ------------    ------------
         Total current assets ........................        911,706       1,647,249
     Property and equipment, net .....................        280,010         274,589
     Other assets, net ...............................         49,097          60,782
                                                         ------------    ------------
                  Total assets .......................   $  1,240,813    $  1,982,620
                                                         ============    ============

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Notes payable - related parties .................   $    129,063    $    180,402
      Notes payable ..................................        208,527            --
     Accounts payable ................................        847,471         619,679
     Royalties payable ...............................        159,378         152,400
     Payroll related liabilities .....................        309,171         169,123
     Other current liabilities .......................         59,019          71,125
                                                         ------------    ------------
                  Total liabilities ..................      1,712,629       1,192,729
                                                         ------------    ------------
Stockholders' equity (deficit):
     Common stock, $.004 par value.  Authorized
         50,000,000 shares, 20,249,302 and
         18,406,025 shares issued and outstanding at
         June 30, 2003 and December 31, 2002,
         respectively ................................         80,997          73,624
     Additional paid-in capital ......................     30,517,132      29,816,590
     Accumulated deficit .............................    (31,069,945)    (29,100,323)
                                                         ------------    ------------
                  Total stockholders' equity (deficit)       (471,816)        789,891
                                                         ------------    ------------
                                                         $  1,240,813    $  1,982,620
                                                         ============    ============

See accompanying notes to unaudited consolidated condensed financial statements

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                 Consolidated Condensed Statements of Operations


                                                            UNAUDITED
                                                       Three Months Ended
                                                   June 30, 2003   June 30, 2002
                                                   ------------    ------------

Product sales ..................................   $    139,918    $    104,130
                                                   ------------    ------------
        Total revenues .........................        139,918         104,130
                                                   ------------    ------------

Product cost of goods sold .....................        250,118         160,994
                                                   ------------    ------------
        Total cost of goods sold ...............        250,118         160,994
                                                   ------------    ------------

Gross loss .....................................       (110,200)        (56,864)
                                                   ------------    ------------

Operating expenses:
     General and administrative ................        297,255         182,348
     Marketing & sales .........................        324,447         167,339
     Research and development ..................        189,411          91,810
                                                   ------------    ------------
        Total operating expenses ...............        811,113         441,497
                                                   ------------    ------------

Loss from operations ...........................       (921,313)       (498,361)
                                                   ------------    ------------

Other income (expense):
     Other income ..............................         10,000           7,607
     Interest expense ..........................        (10,631)        (34,976)
                                                   ------------    ------------
        Total other expense ....................           (631)        (27,369)
                                                   ------------    ------------

        Net loss ...............................   $   (921,944)   $   (525,730)
                                                   ============    ============
Weighted average common shares
     outstanding, basic and diluted ............     19,888,507      10,615,737
                                                   ============    ============

Net loss  per common share, basic and diluted ..   $      (0.05)   $      (0.05)
                                                   ============    ============

See accompanying notes to unaudited consolidated condensed financial statements

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                 Consolidated Condensed Statements of Operations


                                                            UNAUDITED
                                                         Six Months Ended
                                                   June 30, 2003   June 30, 2002
                                                   ------------    ------------

Product sales ..................................   $    300,218    $    499,053
                                                   ------------    ------------
         Total revenues ........................        300,218         499,053
                                                   ------------    ------------

Product cost of goods sold .....................        576,828         476,795

                                                   ------------    ------------
        Total cost of goods sold ...............        576,828         476,795
                                                   ------------    ------------

Gross (loss) profit ............................       (276,610)         22,258
                                                   ------------    ------------

Operating expenses:
     General and administrative ................        632,591         367,171
     Marketing & sales .........................        703,842         342,320
     Research and development ..................        352,965         202,604
                                                   ------------    ------------
        Total operating expenses ...............      1,689,398         912,095
                                                   ------------    ------------

Loss from operations ...........................     (1,966,008)       (889,837)
                                                   ------------    ------------

Other income (expense):
     Other income ..............................         10,000          27,923
     Interest expense ..........................        (13,614)        (95,130)
                                                   ------------    ------------
        Total other expense ....................         (3,614)        (67,207)
                                                   ------------    ------------

        Net loss ...............................   $ (1,969,622)   $   (957,044)
                                                   ============    ============
Weighted average common shares
     outstanding, basic and diluted ............     19,236,155      10,439,181
                                                   ============    ============

Net loss  per common share, basic and diluted ..   $      (0.10)   $      (0.09)
                                                   ============    ============

See accompanying notes to unaudited consolidated condensed financial statements

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows

                                                                   UNAUDITED
                                                                Six Months Ended
                                                          June 30, 2003  June 30, 2002
                                                           -----------    -----------
Cash flows from operating activities:
------------------------------------
     Net loss ..........................................   $(1,969,622)   $  (957,044)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
     Depreciation and amortization .....................        66,200         73,340
     Beneficial conversion charge ......................         6,833         19,883
     Common stock issued for services ..................       358,146           --
     Options and warrants issued for services ..........        82,936         61,781
     Changes in operating assets and liabilities:
          Decrease in accounts receivable ..............       670,296        236,227
          (Increase) decrease in inventory .............      (169,537)       167,369
          Increase in other assets .....................        (4,959)       (57,435)
          Increase (decrease) in current liabilities ...       362,712       (239,857)
                                                           -----------    -----------
               Net cash used in operating activities ...      (596,995)      (695,736)
                                                           -----------    -----------
Cash flows from investing activities:
------------------------------------
     Net cash used in investing activities -
               Purchase of property and equipment ......       (59,936)        (7,367)
                                                           -----------    -----------
Cash flows from financing activities:
------------------------------------
     Proceeds from exercise of options .................          --            2,932
     Proceeds from issuance of common stock ............       260,000        519,713
     Repayment of notes payable ........................       (44,344)      (203,828)
     Proceeds from notes payable .......................       201,532        378,747
                                                           -----------    -----------
               Net cash provided by financing activities       417,188        697,564
                                                           -----------    -----------

Net decrease in cash and cash equivalents: .............      (239,743)        (5,539)
     Cash and cash equivalents:
               Beginning of period .....................       299,083          5,633
                                                           -----------    -----------
               End of period ...........................   $    59,340    $        94
                                                           ===========    ===========
Supplemental information:
                                                                          -----------
     Interest paid .....................................   $     5,386    $     8,545
                                                           ===========    ===========

See accompanying notes to unaudited consolidated condensed financial statements

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements
                                  June 30, 2003


1.       Presentation of Unaudited Consolidated Financial Statements

These unaudited consolidated condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission. Certain information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year ending December 31, 2003.

2.       Capital Resources

Since inception, the Company has incurred operating losses and other equity charges which have resulted in an accumulated deficit of $31,069,945 at June 30, 2003 and operations using net cash of $596,995 in the first half of 2003.

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

Although the Company has begun manufacturing and marketing the Lasette and the Company continues to market its scientific research instrument line, it does not anticipate achieving profitable operations until after 2003. As a result, the Company expects that additional operating funds will be required under its September 2002 promissory note or under alternative financing sources and that its accumulated deficit will increase in the foreseeable future.

This Form 10-QSB should be read in conjunction with the Form 10-KSB which includes the Company's audited consolidated financial statements for the year ended December 31, 2002. There is substantial doubt that the Company will be able to continue as a going concern. No adjustments have been made to the accompanying financial statements to reflect the potential impact of this uncertainity.

3.       Issuance of Equity Securities

On February 20, 2003, the Company entered into a stock purchase agreement with RR&L, an investment partnership. In connection with this agreement, the Company issued 375,000 shares of its common stock and received, in gross proceeds, $150,000. Additionally the investor was issued warrants to purchase 112,500 shares of the Company's common stock at a price of $0.55 per share. The warrants expire on June 11, 2008.

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

On April 7, 2003, the Company entered into a stock purchase agreement with Mr. Eutimio Sena, a Director and as of June 17, 2003 the Company's President and Chief Executive Officer. In connection with this agreement, the Company issued 543,150 shares of its common stock in payment for $151,725 fees owed to Mr. Sena. Additionally Mr. Sena was issued warrants to purchase 135,788 shares of the Company's common stock at a price of $0.60 per share. The warrants expire on April 7, 2008.

On June 5, 2003, the Company entered into a stock purchase agreement with Mr. Haydock Miller, a private investor. In connection with this agreement, the Company issued 28,572 shares of its common stock and received, in gross proceeds, $10,000. Additionally Mr. Miller was issued warrants to purchase 5,750 shares of the Company's common stock at a price of $0.60 per share. The warrants expire on June 5, 2008.


4.       Notes Payable

In January 2001, certain members of the Company's board of directors or affiliates of members or former members of the Company's board of directors agreed to make term loan advances to the Company pursuant to the terms of a loan agreement. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. As of June 30, 2003, the remaining principal balance of loans outstanding under the loan agreement was approximately $47,000 which can be demanded at any time.

On March 29, 2002, the Company signed a non-revolving line of credit documented as a promissory note in the face amount of $2,000,000 payable to a director, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. Under this promissory note, Mr. Tisch may make one or more advances to the Company at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $1,488,500 (the "Loan A Facility"). Additionally, Mr. Tisch must make requested advances under this note up to an aggregate principal sum of $511,500 so long as he remains satisfied in his reasonable credit judgment with the Company's capital raising activities (the "Loan B Facility"). Therefore, Mr. Tisch has no obligation or commitment to make any loans under the Loan A Facility and must make advances under the Loan B Facility only to the extent he is satisfied with the Company's capital raising activities in his reasonable credit judgment. This note bears interest at 8% per annum and is presently secured by all of the Company's assets. As of June 30, 2003, the remaining principal balance outstanding under the note was approximately $135,000, all of which was outstanding under the Loan B Facility. No amounts borrowed under the Loan A Facility or the Loan B Facility may be reborrowed after being repaid by the Company. As of June 30, 2003, the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,000,000. As of June 30, 2003, the remaining amount available under the Loan B Facility is approximately $348,000. All principal and interest outstanding under the note are due on April 1, 2004.

Private investors that are not affiliated with the Company have advanced the Company principal sums of $27,000, $75,000, $20,000 and $35,000, on October 3, 2002, June 16, 2003, May 20, 2003 and June 6, 2003, respectively. The notes are due on demand and bear interest at rates between 3% and 10%. The last two notes mentioned above permit the payee of the notes to convert the outstanding balance of the notes into the Company's common stock at a rate of $0.30 per share. The Company recorded a beneficial conversion charge during the quarter ended June 30, 2003 of $6,833 in connection with these two notes.


5.       Earnings Per Share

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the quarter, is the same as basic loss per share for the periods ended June 30, 2003 and 2002, as all potentially dilutive securities were anti-dilutive.

Options to purchase 3,717,536 and 2,915,702 shares of Common Stock were outstanding at June 30, 2003 and 2002, respectively. Warrants to purchase 2,099,562 and 1,942,649 shares of Common Stock were outstanding at June 30, 2003 and 2002, respectively. These were not included in the computation of diluted loss per share as the assumed exercise of the options would have been anti-dilutive.

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to its stock-based employee plans.

                                                             Quarter ended
                                                                June 30,
                                                       ------------------------

                                                          2003           2002


   Net loss, as reported .........................     $(921,944)     $(525,730)
   Add:  Stock-based employee compensation
     expense included in reported net
     income, net of related tax effects ..........          --             --

   Deduct:  Total stock-based
     employee compensation
     expense determined under fair
     value based method for awards granted,
     modified, or settled, net of related
     tax effects .................................       (35,261)       (58,677)
                                                       ---------      ---------
   Pro forma net loss ............................     $(957,205)     $(584,407)
                                                       =========      =========
   Loss per share, basic and diluted:
     As reported .................................     $   (0.05)     $   (0.05)
     Pro forma ...................................     $   (0.05)     $   (0.06)


                                                         Six Months ended
                                                             June 30,
                                                   ----------------------------
                                                       2003             2002


   Net loss, as reported .....................     $(1,969,622)     $  (957,044)
   Add:  Stock-based employee compensation
     expense included in reported net
     income, net of related tax effects ......            --               --

   Deduct:  Total stock-based
     employee compensation
     expense determined under fair
     value based method for awards granted,
     modified, or settled, net of related
     tax effects .............................         (70,522)        (117,354)
                                                   -----------      -----------
   Pro forma net loss ........................     $(2,040,144)     $(1,074,398)
                                                   ===========      ===========
   Loss per share, basic and diluted:
     As reported .............................     $     (0.10)     $     (0.09)
     Pro forma ...............................     $     (0.11)     $     (0.10)


6.       Operating Segments

The Company has two operating segments: scientific research instruments and laser-based medical devices. The scientific research instruments segment produces research instruments for sale to universities, research institutes, and distributors. The laser-based medical devices segment produces the Lasette for consumer and clinical markets for sale to, individual consumers and to hospitals, nursing homes and blood banks through distributors.

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

Operating Segments
Three months ended:

                                                              June 30, 2003
                                       Scientific             Laser-Based
                                        Research            Medical Devices
                                      Instruments                                    Corporate             Total
                                    -----------------       ----------------      ----------------     ---------------

Revenues from customers                 138,515                    1,403                  -                 139,918

Loss from operations                    (41,565)                (582,493)             (297,255)            (921,313)

                                                              June 30, 2002
                                       Scientific             Laser-Based
                                        Research            Medical Devices
                                      Instruments                                    Corporate             Total
                                    -----------------       ----------------      ----------------     ---------------

Revenues from customers                  73,986                   30,144                    -               104,130

Loss from operations                   (106,442)                (209,571)             (182,348)            (498,361)


Six months ended:                                            June 30, 2003
                                       Scientific             Laser-Based
                                        Research            Medical Devices
                                      Instruments                                    Corporate             Total
                                    -----------------       ----------------      ----------------     ---------------

Revenues from customers                 193,000                  107,218                    -               300,218

Loss from operations                   (116,307)              (1,217,110)             (632,591)          (1,966,008)

                                                             June 30, 2002
                                       Scientific             Laser-Based
                                        Research            Medical Devices
                                      Instruments                                    Corporate             Total
                                    -----------------       ----------------      ----------------     ---------------

Revenues from customers                 251,570                  247,483                  -                 499,053

Loss from operations                   (179,203)                (343,464)             (367,170)            (889,837)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Liquidity and Capital Resources

Cash used in operations for the six-month periods ended June 30, 2003 and 2002 and the year ended December 31, 2002 was $596,995, $695,736 and $1,831,591,
respectively.

Net cash provided by financing activities for the six-month periods ended June 30, 2003 and 2002 and for the year ended December 31, 2002 was $417,188, $697,564 and $2,136,508, respectively.

Total assets decreased to $1,240,813 at June 30, 2003 from $1,982,620 at December 31, 2002, a decrease of $741,807, or 37%. This change in total assets is primarily attributed to the following:

o Our current assets decreased $735,543, or 45%, as of June 30, 2003 compared to our current assets as of December 31, 2002. This decrease was primarily the result of a decrease in receivables, as described below.

o Cash decreased $239,743, from $299,083 at December 31, 2002 to $59,340 at June 30, 2003. The decrease in cash was primarily attributed our operational needs during the six-month period ended June 30, 2003.

o Accounts receivable decreased $410,296 from $500,636 at December 31, 2002 to $90,340 at June 30, 2003 and other receivables decreased to zero at June 30, 2003 from $260,000 at December 31, 2002. The decrease in accounts receivable was primarily attributed to fewer sales in the second quarter of 2003 when compared with the fourth quarter of 2002. Our decline in sales was primarily due to our lack of capital to invest in sales and marketing activities. The other receivables balance at December 31, 2002 represented amounts due by an investor in connection with a December 2002 private placement transaction. The balance of the other receivables was collected in January and February of 2003.

o Inventory increased by $169,537, or 31%, to $708,821 at June 30, 2003 from $539,284 at December 31, 2002. The increase in inventory was partially responsible for the increase in accounts payable of approximately $230,000 from December 31, 2002 to June 30, 2003. We have increased our payment cycle of accounts payable to manage our cash flow in light of our limited cash resources.

Our current ratio at June 30, 2003 was .53 compared to 1.38 at December 31, 2002. Our total current liabilities increased $519,900 from $1,192,729 at December 31, 2002 to $1,712,629 at June 30, 2003. Our working capital decreased from $454,520 at December 31, 2002 to a deficit of $800,923 at June 30, 2003. The decrease in working capital was primarily due to our operating losses that we experienced in the six-month period ended June 30, 2003.

In October 2001, we were notified by the Center for Medicare and Medicaid Services, or CMS, that a Healthcare Common Procedure Coding System, or HCPCS, code had been assigned to our Lasette. In January 2002, CMS published the allowable for our Lasette that was associated with the newly issued HCPCS code. Generally, Medicare reimburses 80% of the published allowable. In March 2002, we were notified by CMS that they have not established a medical criteria for our Lasette and as a result CMS will only reimburse approximately $17 for the price of the Lasette, a minimal portion of its cost. Whether we can obtain a higher reimbursement rate for the Lasette will depend on the establishment of a favorable medical policy for the Lasette, which is largely outside our control. We are working to provide input into CMS's establishment of an appropriate medical policy so that a higher reimbursement rate may be set. However, we can provide no assurance as to whether a medical policy favorable to us will be established by CMS, or when, if ever, an adequate reimbursement rate for the Lasette will be set or the eventual amount of reimbursement.

Our ability to improve cash flow and ultimately achieve profitability will depend on our ability to significantly increase sales. Accordingly, we are manufacturing and marketing the Lasette, a sophisticated laser-based medical device, that leverages our existing base of technology. We believe the markets for this product are broader than that of the scientific research instruments market and, as such, offer a greater opportunity to significantly increased sales. In addition, we are pursuing development and marketing partners for some of our new medical products. If obtained, we believe these partnerships may enhance our ability to rapidly ramp-up our marketing and distribution strategy, and possibly offset the products' development costs. Although we have begun manufacturing and marketing the Lasette and we continue to market our scientific research instrument line, we do not anticipate achieving profitable operations until after 2003. As a result, as described in more detail below, we expect that additional operating funds will be required under our September 17, 2002 amended and restated promissory note or under alternative financing sources and that our accumulated deficit will increase in the foreseeable future.

Commitments - As of June 30, 2003, our outstanding indebtedness for borrowed money included the following:

o In January 2001, certain members of our board of directors and affiliates of members or former members of our board of directors agreed to make term loan advances to us in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement with us. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. As of June 30, 2003, the remaining principal balance of loans outstanding under the loan agreement was approximately $47,000, which can be demanded at any time. In connection with the January 2001 loan commitment, each lender was issued a warrant in proportion to the amount of the loan made by that lender. The warrants allow the lenders to purchase an aggregate of 150,000 shares of our common stock. The warrants may be exercised until January 31, 2004, at a price equal to $1.125 per share of our common stock.

o On March 29, 2002, we signed a non-revolving line of credit documented as a promissory note in the face amount of $2,000,000 payable to one of our directors, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. Under this promissory note, Mr. Tisch may make one or more advances to us at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $1,488,500 (the "Loan A Facility"). Additionally, Mr. Tisch must make requested advances under this note up to an aggregate principal sum of $511,500 so long as he remains satisfied in his reasonable credit judgment with our capital raising activities (the "Loan B Facility"). Therefore, Mr. Tisch has no obligation or commitment to make any loans under the Loan A Facility and must make advances under the Loan B Facility only to the extent he is satisfied with our capital raising activities in his reasonable credit judgment. This note bears interest at 8% per annum and is presently secured by all our assets. As of June 30, 2003, the remaining principal balance outstanding under the note was approximately $135,000, all of which was outstanding under the Loan B Facility. No amounts borrowed under the Loan A Facility or the Loan B Facility may be reborrowed after being repaid by us. As of June 30, 2003, the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,000,000. As of June 30, 2003, the remaining amount available under the Loan B Facility is approximately $348,000.
       All principal and interest outstanding under the note are due on April 1, 2004.

o Private investors that are not affiliated with the company have advanced us the principal sums of $27,000, $75,000, $20,000 and $35,000, on
       October 3, 2002, June 16, 2003, May 20, 2003 and June 6, 2003,
       respectively. The notes are due on demand and bear interest at rates between 3% and 10%. The last two notes mentioned above permit the payee of the notes to convert the outstanding balance of the notes into the Company's common stock at a rate of $0.30 per share. The Company recorded a beneficial conversion charge during the quarter ended June 30, 2003 of $6,833 in connection with these two notes.

Capital Sources - Our operating cash flows continue to be provided by ongoing sales of the Lasette and the Cell Robotics Workstation. During the first six months of 2003 and during 2002, sales of our products generated revenues of approximately $300,000 and $1,584,000, respectively. In July 2002, we received a commitment from California Caltech, Inc., our distributor that sells the Lasette in China, to order additional Lasettes. This commitment provides for sales of 2,000 Lasettes, and for approximately 15 million corresponding disposables by May 2004. Although the distributor has committed to purchase the above Lasettes and related disposables, we have no control over the timing or the amount of any order within the relevant periods discussed above. Also given our cash position we may have to revert to using production loan facilities, that are very expensive, or we cannot make any assurances that we will have the capital resources necessary to purchase the raw materials needed to manufacture the products required by our customer. Further, the risks associated with these international activities includes, but are not limited to, the compliance by our distributor with its commitments. Although the distributor has been complaint and we are not aware of any reason that the distributor will not fulfill its commitment, we cannot assure you that it will remain in compliance with its agreement with us.

We are currently developing a modified version of the Lasette, called the Infant Lasette, designed specifically for neonatal/pediatric heelstick applications. On September 30, 2002, we commenced our clinical trials of the Infant Lasette. After completing the requisite tests in the clinical trial, we will submit the Infant Lasette for FDA clearance. We anticipate that we will be able to make our submission to the FDA in the third quarter of 2003. We further anticipate that the FDA clearance will take at least three months following this submission. However, FDA clearance will be delayed if the FDA requests additional information based on the initial or subsequent submissions. Although there can be no assurances, if we are able to correct our liquidity issues, we expect that we will be ready to sell the Infant Lasette in the fourth quarter of 2003.

We expect that our open back orders will also produce additional revenues based on disposable shields associated with these products. Approximately $516,000 of the purchase orders for the Lasette is required to be delivered in 2003. Although our goal is to ship the remaining Lasette units covered by our open purchase orders during 2003, all units are not required to be delivered until May 2004.

As discussed above, on September 17, 2002, we entered into an amended and restated promissory note payable to Mr. Tisch. Under this promissory note, Mr. Tisch may, in his discretion, make one or more advances to us under the Loan A Facility. Additionally, Mr. Tisch must make requested advances under this note under the Loan B Facility so long as he remains satisfied, in his reasonable credit judgment, with our capital raising activities. As of June 30, 2003, the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,000,000. As of June 30, 2003, the remaining amount available under the Loan B Facility is approximately $348,000.

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

As of June 30, 2003, our net working capital was a deficit of $800,923 and our total cash and cash equivalents was $59,340. We expect to experience operating losses and negative cash flow for the foreseeable future. Therefore, we do not have sufficient cash to sustain those operating losses without additional financing. We presently need financing to repay our current indebtedness, including payment of our notes in the aggregate principal amount of approximately $339,000 of which approximately $204,000 is currently due. In addition to debt service requirements, we will require cash to fund our operations. Based on our current operations, we estimate that our cash needs of at least approximately $200,000 each month for the foreseeable future and will be a total of approximately $1,200,000 from June 30 through December 31, 2003. Our operating requirements depend upon several factors, including the rate of market acceptance of our products, particularly the Lasette, our level of expenditures for manufacturing, marketing and selling our products, costs associated with our staffing and other factors. We have been funding our operating requirements with proceeds from small private placements of our equity securities and indebtedness for borrowed money, particularly with financings with Mr. Oton Tisch, one of our directors, and with sales of our products. However, historically, these sources of capital have only been adequate to meet our short-term needs. We need immediate financing to fund both our short-term and long-term needs. Mr. Tisch's obligation to fund our Company under his September 2002 note is discretionary in the case of the Loan A facility and is limited and subject to, in the case of the Loan B facility and may not be available at all if Mr. Tisch determines that he is not satisfied with our capital raising activities. Consequently we cannot ensure that Mr. Tisch will make any further advances under this note. Therefore, we intend to continue to seek to raise equity or debt financing. Although we have had discussions with potential investors, we have not been able to obtain sufficient long-term financing on acceptable terms as of the date of this report. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities may further dilute our existing shareholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. In addition, the reports we received from our independent auditors covering our fiscal years ended December 31, 2002 and 2001 financial statements contain an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

To date, we have generated only limited revenues from the sale of our products and have been unable to profitably market our products. We incurred net losses applicable to common shareholders of $1,969,622 and $3,007,246 for the six-month period ended June 30, 2003 and the year ended December 31, 2002, respectively. Revenues from the sale of our products were $300,218 and $1,584,359 for the six-month period ended June 30, 2003 and for the year ended December 31, 2002, respectively. We expect to experience operating losses and negative cash flow for the foreseeable future. We do not have sufficient cash to sustain continuing operating losses without additional financing. Even if we are able to obtain additional financing to allow us to continue operations and repay indebtedness, we must generate significant revenues to fund anticipated manufacturing and marketing costs and to achieve and maintain profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability, which will have a negative impact on the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

Results of Operations - Three months ended June 30, 2003 compared to the three months ended June 30, 2002

Revenues from our product sales increased 35% to $139,918 for the quarter ended June 30, 2003 from $104,130 for the quarter ended June 30, 2002. Sales of our laser-based medical devices during the quarter ended June 30, 2003 were $1,403, a decrease of 95% from sales of $30,144 in the comparable quarter of 2002. The decrease in sales was primarily due to a lack of financial resources available to promote our products. Sales of our scientific research instruments during the quarter ended June 30, 2003 were $138,490, an increase of $64,504, or 87% over sales of $73,986 in the comparable quarter of 2002. The increase in sales of our scientific research instruments should have been larger. The primarily reason for the insignificant sales was a lack of financial resources available to promote our products.

Our gross margin declined to a negative margin of 79% for the quarter ended June 30, 2003 from a negative margin of 55% for the quarter ended June 30, 2002. The low sales in the two quarters ended June 30, 2003 and June 30, 2002 and a lack of efficiencies in the production of our products primarily contributed to the negative gross margins.

Operating expenses increased $369,616 from $441,497 for the quarter ended June 30, 2002 to $811,113 for the quarter ended June 30, 2003. General and administrative expenses increased $114,907, or 63%, from $182,348 in the second quarter of 2002 to $297,255 in the second quarter of 2003. The increase was primarily attributable to two items. First, we recorded non-cash charges to recognize the value of stock provided to consultants of approximately $45,000. Second, our salaries were approximately $45,000 higher in the second quarter of 2003 when compared to the second quarter of 2002. The increase in salaries resulted from our hiring of a new President in July of 2002 and retaining our former president as a part-time employee and consultant. Additionally, our salaries were higher in 2003 because we had an executive assistant in the second quarter of 2003 but not in the second quarter of 2002. Our sales and marketing expenses increased $157,108, or 94%, from $167,339 in the second quarter of 2002 to $324,447 in the second quarter of 2003. The increase was primarily due to fees charged for sales consultants of approximately $175,000 in the second quarter of 2003. No comparable expenses were incurred in the second quarter of 2002. Our research and development expenses increased $97,601, or 106%, from $91,810 in the second quarter of 2002 to $189,411 in the second quarter of 2003. The increase in our research and development expenses occurred primarily as a result of work performed on our new product, the Infant Lasette, that will be used for heel-stick applications.

During the three months ended June 30, 2003 interest expense decreased to $10,631 from $34,976 during the quarter ended June 30, 2002. The decrease in interest expense occurred because we had a lower average outstanding balance of debt in the second quarter of 2003 when compared with the same period in 2002. The decrease in our outstanding debt mainly resulted from the November 2002 conversion of debt of approximately $1.4 million of debt owed to Mr. Tisch, one of our directors, to equity.

Results of Operations - Six months ended June 30, 2003 compared to the six months ended June 30, 2002

Sales of products for the six-month period ended June 30, 2003 decreased $198,835, or 40%, to $300,218 from $499,053 in the same period of 2002. The decrease occurred in the first quarter of 2003 and was explained in our report for that quarter. Basically the decrease in sales occurred because of a lack of financial resources available to promote our products.

Our gross margin on product sales decreased from 4% for the six-month period ended June 30, 2002 to a negative margin of 92% for the six-month period ended June 30, 2003. A lack of efficiencies in the production of our products contributed to the decline in gross margin. These inefficiencies were primarily due to low volume of sales that occurred during the first six months of 2003.

Operating expenses increased $777,303 or 85% from $912,095 for the six-month period ended June 30, 2002 to $1,689,398 for the period ended June 30, 2003. General and administrative expenses increased $265,420, or 72%, from $367,171 in the first half of 2002 to $632,591 in the first half of 2003. The increase was primarily attributable to three items. First, we recorded non-cash charges to recognize the value stock provided to consultants and the value of options granted to a business consultant totaling approximately $91,000. Second, our salaries were approximately $94,000 higher in the first half of 2003 when compared to the first half of 2002. The increase in salaries resulted from our hiring of a new President in July of 2002 and retaining our former president as a part-time employee and consultant. Additionally, our salaries were higher in 2003 because we had an executive assistant in the first half of 2003 but not in the first half of 2002. Third, in the first half of 2003 we experienced an increase of approximately $30,000 for professional legal and accounting fees, which was primarily attributed to additional costs associated with the filing of our registration statements. We did not have comparable filings in the first half of 2002. Our sales and marketing expenses increased $361,522, or 106%, from $342,320 in the first half of 2002 to $703,842 in the first half of 2003. The increase was primarily due to fees charged for sales consultants of approximately $363,000 in the first half of 2003. No comparable expenses were incurred in the first half of 2002. Our research and development expenses increased $150,361, or 74%, from $202,604 in the first half of 2002 to $352,965 in the first half of 2003. The increase in our research and development expenses occurred primarily as a result of work performed on our two new products, the UltraLight Laser, that is useful in aesthetic or skin rejuvenation applications, and the Infant Lasette, that will be used for heel-stick applications.

Other income decreased in the six-month period ended June 30, 2003 to $10,000 from $27,923 in the six-month period ended June 30, 2002. The decrease was primarily due to the Company receiving more in royalty payments in 2002 than in 2003. The royalty payments were in connection with the IVF workstation technology that the Company sold in 2000. During the six-months period ended June 30, 2003 interest expense decreased to $13,614 from $95,130 during the six-month period ended June 30, 2002. The decrease in interest expense occurred because we had a lower average outstanding balance of debt in the six-month period ended June 30, 2003 when compared with the same period in 2002. The decrease in our outstanding debt mainly resulted from the November 2002 conversion of debt of approximately $1.4 million of debt owed to Mr. Tisch, one of our directors, to equity.

Critical Accounting Policies and Estimates

High-quality financial statements require rigorous application of high-quality accounting policies. Our policies are discussed in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, and are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. For the six-month period ended June 30, 2003, we have not changed our critical accounting policies or practices, however, we are evaluating how improvements in processes and other changes in our scientific research instruments may impact revenue recognition policies in the future.

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

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings
                  None.

Item 2.           Change in Securities and Use of Proceeds
                  On February 20, 2003, we issued 375,000 shares of our Common Stock in a private placement transaction with an investor, which resulted in gross proceeds to the Company of $150,000. Additionally, the investor was issued warrants to purchase 112,500 shares of the Company's Common Stock at a price of $0.55 per share. The warrants expire in 2008. The proceeds were used for working capital in the Company's day-to-day operations.

                  On February 24, 2003, we issued 250,000 shares of our Common Stock in a private placement transaction with an investor, which resulted in gross proceeds to the Company of $100,000. Additionally, the investor was issued warrants to purchase 50,000 shares of the Company's Common Stock at a price of $0.58 per share. The warrants expire in 2008. The proceeds were used for working capital in the Company's day-to-day operations.

                  On April 7, 2003, we issued 543,150 shares of our Common Stock in a private placement transaction with Mr. Eutimio Sena, one of our directors. The shares were issued as payment of amounts owing to Mr. Sena of $151,725. Additionally, Mr. Sena was issued warrants to purchase 135,788 shares of the Company's Common Stock at a price of $0.60 per share. The warrants expire in 2008.

                  On June 5, 2003, we issued 28,572 shares of our Common Stock in a private placement transaction with an investor, which resulted in gross proceeds to the Company of $10,000. Additionally, the investor was issued warrants to purchase 5,750 shares of the Company's Common Stock at a price of $0.60 per share. The warrants expire in 2008. The proceeds were used for working capital in the Company's day-to-day operations.

Item 3.           Default Upon Senior Securities
                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  None.

Item 5.           Other Information
                  None.

Item 6.           Exhibits and Reports on Form 8-K
                  Exhibits:
                  31.1 Certificate of the Chief Executive Officer of Cell Robotics International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  31.2 Certificate of the Chief Financial Officer of Cell Robotics International, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certificate of the Chief Executive Officer of Cell Robotics International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  32.2 Certificate of the Chief Financial Officer of Cell Robotics International, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  Reports on Form 8-K:
                           None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CELL ROBOTICS INTERNATIONAL, INC.



Dated:   August 14, 2003          By:  Eutimio L. Sena
                                       ---------------------------------
                                       Eutimio L. Sena, President, Chief
                                       Executive Officer and Director



Dated:   August 14, 2003          By:  Paul Johnson
                                       ---------------------------------
                                       Paul C. Johnson, Chief Financial
                                       Officer, Director and Secretary

                                                                    EXHIBIT 31.1
                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
      SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 I, Eutimio Sena, Chief
      Executive Officer of Cell Robotics International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cell Robotics International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Presented in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 Date: August 14, 2003                         Eutimio L. Sena
                                               -----------------------
                                               Eutimio L. Sena
                                               Chief Executive Officer

                                                                    EXHIBIT 31.2
                    CERTIFICATION BY CHIEF FINANCIAL OFFICER
     PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Paul C. Johnson, Chief Financial Officer of Cell Robotics International, Inc., certify that:

1 I have reviewed this quarterly report on Form 10-QSB of Cell Robotics International, Inc.;

2 Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3 Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4 The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Presented in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5 The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003                          Paul Johnson
                                               -----------------------
                                               Paul Johnson
                                               Chief Financial Officer

                                                                    EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cell Robotics International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Eutimio L. Sena, Chief Executive Officer of the Company, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, based upon a review of the Report, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

         .


                                               Eutimio L. Sena
                                               -----------------------
                                               Eutimio L. Sena
                                               Chief Executive Officer
                                               Cell Robotics International, Inc.
                                               August 14, 2003

                                                                    EXHIBIT 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cell Robotics International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Johnson, Chief Financial Officer of the Company, certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, based upon a review of the Report, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


                                               Paul Johnson
                                               ---------------------------------
                                               Paul Johnson
                                               Chief Financial Officer
                                               Cell Robotics International, Inc.
                                               August 14, 2003