Form 10QSB
period 2003-09-30
CELL ROBOTICS INTERNATIONAL INC
filed 2003-11-14
CIK 845291

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                        For the transition period from to
                ----------------------- ------------------------

                         Commission file number: 0-27840
                                -----------------


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

As of November 12, 2003, 20,667,117 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Condensed Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002

                      Consolidated Condensed Statements of Operations for the Three Months ended September 30, 2003 and September 30, 2002 (unaudited)

                      Consolidated Condensed Statements of Operations for the Nine Months ended September 30, 2003 and September 30, 2002 (unaudited)

                      Consolidated Condensed Statements of Cash Flows for the Nine Months ended September 30, 2003 and September 30, 2002 (unaudited)

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

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets


                                                 September 30,     December 31,
                                                     2003              2002
                                                 ------------      ------------
                                                 (UNAUDITED)

Assets
------
Current assets:
   Cash and cash equivalents ...............     $    109,945      $    299,083
   Accounts receivable, net of
      allowance for doubtful
      accounts of $4,991 in
      2003 and 2002 ........................          182,223           500,636
   Other receivables .......................             --             260,000
   Inventory ...............................          613,282           539,284
   Other ...................................           40,537            48,246
                                                 ------------      ------------
      Total current assets .................          945,987         1,647,249
   Property and equipment, net .............          253,354           274,589
   Other assets, net .......................           43,254            60,782
                                                 ------------      ------------
                  Total assets .............     $  1,242,595      $  1,982,620
                                                 ============      ============


Liabilities and Stockholders' Equity (Deficit)
---------------------------------------------
Current liabilities:
   Notes payable - related parties .........     $    196,972      $    180,402
   Notes payable ...........................          651,587              --
   Accounts payable ........................          750,062           619,679
   Royalties payable .......................          170,192           152,400
   Payroll related liabilities .............          214,784           169,123
   Other current liabilities ...............          304,789            71,125
                                                 ------------      ------------
                  Total liabilities ........        2,288,386         1,192,729
                                                 ------------      ------------

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $.004 par value ...........
     Authorized 50,000,000 shares,
     20,644,349 and 18,406,025
     shares issued and outstanding
     at September 30, 2003 and
     December 31, 2002, respectively .......           82,577            73,624
   Additional paid-in capital ..............       30,618,817        29,816,590
   Accumulated deficit .....................      (31,747,185)      (29,100,323)
                                                 ------------      ------------
                 Total stockholders'
                    equity (deficit) .......       (1,045,791)          789,891
                                                 ------------      ------------
                                                 $  1,242,595      $  1,982,620
                                                 ============      ============

See accompanying notes to unaudited consolidated condensed financial statements

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                 Consolidated Condensed Statements of Operations


                                                            UNAUDITED
                                                        Three Months Ended
                                                   September 30,   September 30,
                                                       2003            2002
                                                   ------------    ------------

Product sales ..................................   $    263,970    $    477,277

         Total revenues ........................        263,970         477,277
                                                   ------------    ------------

Product cost of goods sold .....................        251,516         380,217

         Total cost of goods sold ..............        251,516         380,217
                                                   ------------    ------------

Gross profit ...................................         12,454          97,060
                                                   ------------    ------------

Operating expenses:
     General and administrative ................        323,852         327,390
     Marketing & sales .........................        147,779         190,344
     Research and development ..................        128,067         140,981
                                                   ------------    ------------
         Total operating expenses ..............        599,698         658,715
                                                   ------------    ------------

Loss from operations ...........................       (587,244)       (561,655)
                                                   ------------    ------------

Other income (expense):
     Other income ..............................           --            29,453
     Interest expense ..........................        (89,994)        (34,986)
                                                   ------------    ------------
         Total other expense ...................        (89,994)         (5,533)
                                                   ------------    ------------

         Net loss ..............................   $   (677,238)   $   (567,188)
                                                   ============    ============

Weighted average common shares
     outstanding, basic and diluted ............     20,464,099      11,357,919
                                                   ============    ============

Net loss  per common share, basic and diluted ..   $      (0.03)   $      (0.05)
                                                   ============    ============


See accompanying notes to unaudited consolidated condensed financial statements

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                 Consolidated Condensed Statements of Operations


                                                            UNAUDITED
                                                        Nine Months Ended
                                                   September 30,   September 30,
                                                       2003            2002
                                                   ------------    ------------

Product sales ..................................   $    564,187    $    976,330

         Total revenues ........................        564,187         976,330
                                                   ------------    ------------

Product cost of goods sold .....................        828,344         857,012

         Total cost of goods sold ..............        828,344         857,012
                                                   ------------    ------------

Gross (loss) profit ............................       (264,157)        119,318
                                                   ------------    ------------

Operating expenses:
     General and administrative ................        974,233         699,469
     Marketing & sales .........................        855,410         532,235
     Research and development ..................        459,453         339,106
                                                   ------------    ------------
         Total operating expenses ..............      2,289,096       1,570,810
                                                   ------------    ------------

Loss from operations ...........................     (2,553,253)     (1,451,492)
                                                   ------------    ------------

Other income (expense):
     Other income ..............................         10,000          57,376
     Interest expense ..........................       (103,609)       (130,116)
                                                   ------------    ------------
         Total other expense ...................        (93,609)        (72,740)
                                                   ------------    ------------

         Net loss ..............................   $ (2,646,862)   $ (1,524,232)
                                                   ============    ============

Weighted average common shares
     outstanding, basic and diluted ............     19,650,699      10,748,007
                                                   ============    ============

Net loss  per common share, basic and diluted ..   $      (0.13)   $      (0.14)
                                                   ============    ============


See accompanying notes to unaudited consolidated condensed financial statements

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows

                                                             UNAUDITED
                                                         Nine Months Ended
                                                    September 30,  September 30,
                                                        2003           2002
                                                     -----------    -----------

Cash flows from operating activities:
-------------------------------------
   Net loss ......................................   $(2,646,862)   $(1,524,232)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
   Depreciation and amortization .................        99,524        109,449
   Beneficial conversion charge ..................         6,833         19,884
   Common stock issued for services ..............       428,333         71,573
   Options and warrants issued for services ......       112,014         61,781
   Changes in operating assets and liabilities:
     Decrease in accounts receivable .............       578,413        100,892
     (Increase) decrease in inventory ............       (73,998)       292,358
     Decrease (increase) in other assets .........         7,709        (51,096)
     Increase (decrease) in current liabilities ..       427,500        (62,491)
                                                     -----------    -----------
        Net cash used in operating activities ....    (1,060,534)      (981,882)
                                                     -----------    -----------

Cash flows from investing activities:
-------------------------------------
     Net cash used in investing activities -
       Purchase of property and equipment ........       (60,761)        (8,923)
                                                     -----------    -----------

Cash flows from financing activities:
-------------------------------------
   Net proceeds from exercise of options .........         4,000          2,932
   Proceeds from issuance of common stock ........       260,000        519,713
   Repayment of notes payable ....................       (64,344)      (221,328)
   Proceeds from notes payable ...................       732,501        687,533
                                                     -----------    -----------
        Net cash provided by financing activities        932,157        988,850
                                                     -----------    -----------

Net decrease in cash and cash equivalents: .......      (189,138)        (1,955)
   Cash and cash equivalents:
        Beginning of period ......................       299,083          5,633
                                                     -----------    -----------
        End of period ............................   $   109,945    $     3,678
                                                     ===========    ===========

Supplemental information:
-------------------------
   Interest paid .................................   $    24,626    $     8,545
   Non-cash - Conversion of debt to equity
                                                            --          410,400



See accompanying notes to unaudited consolidated condensed financial statements

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements
                               September 30, 2003


1.       Presentation of Unaudited Consolidated Financial Statements
         -----------------------------------------------------------

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

2.       Capital Resources
         -----------------

Since inception, the Company has incurred operating losses and other equity charges which have resulted in an accumulated deficit of $31,747,185 at September 30, 2003 and operations using net cash of $1,060,534 in the first nine months of 2003.

The Company's ability to improve cash flow and ultimately achieve profitability will depend on its ability to raise capital and significantly increase sales. Accordingly, the Company is manufacturing and marketing the Lasette, a sophisticated laser-based medical device, that leverages the Company's existing base of technology. The Company believes the markets for this product are broader than that of the scientific research instruments market and, as such, offer a greater opportunity to significantly increased sales. In addition, the Company is pursuing development and marketing partners for some of its new medical products. If obtained, the Company believes these partnerships may enhance the Company's ability to rapidly ramp-up its marketing and distribution strategy, and possibly offset the products' development costs.

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

3.       Issuance of Equity Securities
         -----------------------------

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


4.       Notes Payable
         -------------

In January 2001, certain members of the Company's board of directors or affiliates of members or former members of the Company's board of directors agreed to make term loan advances to the Company pursuant to the terms of a loan agreement. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. As of September 30, 2003, the remaining principal and interest balance of loans outstanding under the loan agreement was approximately $54,800 which can be demanded at any time.

On March 29, 2002, the Company signed a non-revolving line of credit documented as a promissory note in the face amount of $2,000,000 payable to a director, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. Under this promissory note, Mr. Tisch may make one or more advances to the Company at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $1,488,500 (the "Loan A Facility"). Additionally, Mr. Tisch must make requested advances under this note up to an aggregate principal sum of $511,500 so long as he remains satisfied in his reasonable credit judgment with the Company's capital raising activities (the "Loan B Facility"). Therefore, Mr. Tisch has no obligation or commitment to make any loans under the Loan A Facility and must make advances under the Loan B Facility only to the extent he is satisfied with the Company's capital raising activities in his reasonable credit judgment. This note bears interest at 8% per annum and is presently secured by all of the Company's assets. As of September 30, 2003, the remaining principal balance outstanding under the note was approximately $189,000, all of which was outstanding under the Loan B Facility. No amounts borrowed under the Loan A Facility or the Loan B Facility may be reborrowed after being repaid by the Company. As of September 30, 2003, the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,000,000. As of September 30, 2003, the remaining amount available under the Loan B Facility is approximately $294,000. All principal and interest outstanding under the note are due on April 1, 2004.

Private investors that are not affiliated with the Company have advanced the Company principal sums of $27,000, $75,000, $50,000, $56000, $20,000 and
$35,000, on October 3, 2002, June 16, 2003, July 17, 2003, August 28, 2003, May
20, 2003 and June 6, 2003, respectively. The notes are due on demand and bear interest at rates between 3% and 24%. The last two notes mentioned above permit the payee of the notes to convert the outstanding balance of the notes into the Company's common stock at a rate of $0.30 per share. The Company recorded a beneficial conversion charge during the quarter ended June 30, 2003 of $6,833 in connection with these two notes.

On August 29, 2003 the Company entered into a loan and security agreement that provides for a non-affiliated party to loan the Company, at the lender's sole discretion, up to $750,000. As of September 30, 2003 the Company had borrowed $325,000 under this facility. The Company paid a facility fee of 75,000 shares of its common stock in connection with the loan and security agreement. A charge of approximately $10,000, the fair value of the shares, was recorded in the financial statements for these shares. For each advance under the loan and security agreement the Company must pay a 4% origination fee and advanced interest of 2% per month.

5.       Earnings Per Share
         ------------------

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the quarter, is the same as basic loss per share for the periods ended September 30, 2003 and 2002, as all potentially dilutive securities were anti-dilutive. Options to purchase 3,617,536 and 3,585,702 shares of Common Stock were outstanding at September 30, 2003 and 2002, respectively. Warrants to purchase 2,409,562 and 2,182,649 shares of Common Stock were outstanding at September 30, 2003 and 2002, respectively. These were not included in the computation of diluted loss per share as the assumed exercise of the options would have been anti-dilutive because of net losses incurred in the periods ended September 30, 2003 and 2002.

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to its stock-based employee plans.

                                                          Quarter ended
                                                           September 30,
                                                    ---------------------------

                                                         2003           2002


Net loss, as reported ..........................    $  (677,238)    $  (567,188)
Add: Stock-based employee compensation
     expense included in reported net
     income, net of related tax effects ........           --              --

Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for awards
     granted, modified, or settled, net
     of related tax effects ....................        (35,261)        (58,677)
                                                    -----------     -----------
Pro forma net loss .............................    $  (712,499)    $  (625,865)
                                                    ===========     ===========

Loss per share, basic and diluted:
     As reported ...............................    $     (0.03)    $     (0.05)
     Pro forma .................................    $     (0.03)    $     (0.06)


                                                 Nine Months ended September 30,
                                                 ------------------------------

                                                        2003            2002


Net loss, as reported ..........................    $(2,646,862)    $(1,524,232)
Add: Stock-based employee compensation
     expense included in reported net
     income, net of related tax effects ........           --              --

Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for awards
     granted, modified, or settled, net
     of related tax  effects ...................       (105,782)       (176,031)
                                                    -----------     -----------
Pro forma net loss .............................    $(2,752,644)    $(1,700,263)
                                                    ===========     ===========

Loss per share, basic and diluted:
     As reported ...............................    $     (0.13)    $     (0.14)
     Pro forma .................................    $     (0.13)    $     (0.16)


6.       Operating Segments
         ------------------

The Company has two operating segments: scientific research instruments and laser-based medical devices. The scientific research instruments segment produces research instruments for sale to universities, research institutes, and distributors. The laser-based medical devices segment produces the Lasette for consumer and clinical markets for sale to, individual consumers and to hospitals, nursing homes, prison systems and blood banks through distributors.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-KSB and the critical accounting policies and estimates are described herein. The Company evaluates segment performance based on profit or loss from operations prior to the consideration of unallocated corporate general and administration costs. The Company does not have intersegment sales or transfers. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technologies and marketing strategies.

Operating Segments
Three months ended:                                                       September 30, 2003
                                                                          ------------------
                                                      Scientific       Laser-Based
                                                       Research          Medical
                                                      Instruments        Devices       Corporate        Total
                                                    ---------------    -----------    -----------    -----------
Revenues from customers .........................   $       240,728    $    23,242    $      --      $   263,970

Loss from operations ............................           (41,246)      (192,147)      (353,851)      (587,244)

                                                                          September 30, 2002
                                                                          ------------------

                                                      Scientific       Laser-Based
                                                       Research          Medical
                                                      Instruments        Devices       Corporate        Total
                                                    ---------------    -----------    -----------    -----------

Revenues from customers .........................   $       282,939    $   194,338    $      --      $   477,277

Profit (loss) from operations ...................             5,120       (239,385)      (327,390)      (561,655)

Nine months ended:
                                                                          September 30, 2003
                                                                          ------------------

                                                      Scientific       Laser-Based
                                                       Research          Medical
                                                      Instruments        Devices       Corporate        Total
                                                    ---------------    -----------    -----------    -----------

Revenues from customers .........................   $       433,728    $   130,459    $      --      $   564,187

Loss from operations ............................          (141,986)    (1,407,034)    (1,004,233)    (2,553,253)

                                                                          September 30, 2002
                                                                          ------------------

                                                      Scientific       Laser-Based
                                                       Research          Medical
                                                      Instruments        Devices       Corporate        Total
                                                    ---------------    -----------    -----------    -----------

Revenues from customers .........................   $       534,509    $   441,821    $      --      $   976,330

Loss from operations ............................          (173,630)      (578,393)      (699,469)    (1,451,492)


7.         New Pronouncement
           -----------------

The FASB issued Statement 150 (SFAS 150), Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity, on May 15, 2003. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar year companies). The effect of adopting Statement 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. The Company is in the process of determining what impact, if any, the adoption of the provisions of SFAS 150 will have upon its financial condition or results of operations."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the nine-month periods ended September 30, 2003 and 2002 and the year ended December 31, 2002 was $1,060,534, $981,882 and
$1,831,591, respectively.

Net cash provided by financing activities for the nine-month periods ended September 30, 2003 and 2002 and for the year ended December 31, 2002 was $932,157, $988,850 and $2,136,508, respectively.

Total assets decreased to $1,242,595 at September 30, 2003 from $1,982,620 at December 31, 2002, a decrease of $740,025, or 37%. This change in total assets is primarily attributed to the following:

o Our current assets decreased $701,262, or 43%, as of September 30, 2003 compared to our current assets as of December 31, 2002. This decrease was primarily the result of a decrease in receivables, as described below.

o Cash decreased $189,138, from $299,083 at December 31, 2002 to $109,945 at September 30, 2003. The decrease in cash was primarily attributed to our operational needs during the nine-month period ended September 30, 2003.

o Accounts receivable decreased $318,413 from $500,636 at December 31, 2002 to $182,223 at September 30, 2003 and other receivables decreased to zero at September 30, 2003 from $260,000 at December 31, 2002. The decrease in accounts receivable was primarily attributed to fewer sales in the third quarter of 2003 when compared with the fourth quarter of 2002. Our decline in sales was primarily due to our lack of capital to invest in sales and marketing activities. The other receivables balance at December 31, 2002 represented amounts due by an investor in connection with a December 2002 private placement transaction. The balance of the other receivables was collected in January and February of 2003.

o Inventory increased by $73,998, or 14%, to $613,282 at September 30, 2003 from $539,284 at December 31, 2002. Although not material, the increase in inventory was due to the purchase of certain inventory parts that have to be ordered in large quantities. The increase in inventory resulted in increasing accounts payable as well.

Our current ratio at September 30, 2003 was .41 compared to 1.38 at December 31, 2002. Our total current liabilities increased $1,095,657 from $1,192,729 at December 31, 2002 to $2,288,386 at September 30, 2003. Our working capital decreased from $454,520 at December 31, 2002 to a deficit of $1,342,399 at September 30, 2003. The decrease in working capital was primarily due to our operating losses that we experienced in the nine-month period ended September 30, 2003.

In October 2001, we were notified by the Center for Medicare and Medicaid Services, or CMS, that a Healthcare Common Procedure Coding System, or HCPCS, code had been assigned to our Lasette. In January 2002, CMS published the allowable for our Lasette that was associated with the newly issued HCPCS code. Generally, Medicare reimburses 80% of the published allowable. In March 2002, we were notified by CMS that they had not established a medical criteria for our Lasette and as a result CMS will only reimburse approximately $17 for the price of the Lasette, a minimal portion of its cost. Whether we can obtain a higher reimbursement rate for the Lasette will depend on the establishment of a favorable medical policy for the Lasette, which is largely outside our control. In the past we were working to provide input into CMS's establishment of an appropriate medical policy so that a higher reimbursement rate may be set. However, we can provide no assurance as to whether a medical policy favorable to us will be established by CMS, or when, if ever, an adequate reimbursement rate for the Lasette will be set or the eventual amount of reimbursement. Currently, due to our lack of financial resources as described herein, we are not pursuing the establishment of a medical policy. In the future, as our liquidity improves we may again actively pursue the establishment of a favorable medical policy.

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

Commitments - As of September 30, 2003, our outstanding indebtedness for borrowed money included the following:

o In January 2001, certain members of our board of directors and affiliates of members or former members of our board of directors agreed to make term loan advances to us in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement with us. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. As of September 30, 2003, the remaining principal and interest balance of loans outstanding under the loan agreement was approximately $54,800, which can be demanded at any time. In connection with the January 2001 loan commitment, each lender was issued a warrant in proportion to the amount of the loan made by that lender. The warrants allow the lenders to purchase an aggregate of 150,000 shares of our common stock. The warrants may be exercised until January 31, 2004, at a price equal to $1.125 per share of our common stock.

o On March 29, 2002, we signed a non-revolving line of credit documented as a promissory note in the face amount of $2,000,000 payable to one of our directors, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. Under this promissory note, Mr. Tisch may make one or more advances to us at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $1,488,500 (the "Loan A Facility"). Additionally, Mr. Tisch must make requested advances under this note up to an aggregate principal sum of $511,500 so long as he remains satisfied in his reasonable credit judgment with our capital raising activities (the "Loan B Facility"). Therefore, Mr. Tisch has no obligation or commitment to make any loans under the Loan A Facility and must make advances under the Loan B Facility only to the extent he is satisfied with our capital raising activities in his reasonable credit judgment. This note bears interest at 8% per annum and is presently secured by all our assets. As of September 30, 2003, the remaining principal balance outstanding under the note was approximately $189,000, all of which was outstanding under the Loan B Facility. No amounts borrowed under the Loan A Facility or the Loan B Facility may be reborrowed after being repaid by us. As of September 30, 2003, the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,000,000. As of September 30, 2003, the remaining amount available under the Loan B Facility is approximately $294,000. All principal and interest outstanding under the note are due on April 1, 2004.

o Private investors that are not affiliated with the Company have advanced us principal sums of $27,000, $75,000, $50,000, $56000, $20,000 and
     $35,000, on October 3, 2002, June 16, 2003, July 17, 2003, August 28,
     2003, May 20, 2003 and June 6, 2003, respectively. The notes are due on demand and bear interest at rates between 3% and 24%. The last two notes detailed in this paragraph permit the payee of the notes to convert the outstanding balance of the notes into the our common stock at a rate of $0.30 per share. We recorded a beneficial conversion charge during the quarter ended June 30, 2003 of $6,833 in connection with these two notes.

o On August 29, 2003 we entered into a loan and security agreement that provides for a non-affiliated party to loan us, at the lender's sole discretion, up to $750,000. As of September 30, 2003 we had borrowed $325,000 under this facility. For each advance under the loan and security agreement we must pay a 4% origination fee and advanced interest of 2% per month. Subsequent to September 30, 2003 we borrowed additional amounts of $225,000, of which $125,000 was used to repay other notes mentioned above totaling $125,000.


Capital Sources - Our operating cash flows continue to be provided by ongoing sales of the Lasette and the Cell Robotics Workstation. During the first nine months of 2003 and during 2002, sales of our products generated revenues of approximately $564,000 and $1,584,000, respectively. In July 2002, we received a commitment from California Caltech, Inc., our distributor that sells the Lasette in China, to order additional Lasettes. This commitment provides for sales of 1,500 Lasettes, and for approximately 15 million of the corresponding disposables by June 2004. Although the distributor has committed to purchase the above Lasettes and related disposables, we have no control over the timing or the amount of any order within the relevant periods discussed above. Also given our cash position we may have to revert to using production loan facilities, that are very expensive, or we cannot make any assurances that we will have the capital resources necessary to purchase the raw materials needed to manufacture the products required by our customer. Further, the risks associated with these international activities include, but are not limited to, the compliance by our distributor with its commitments. Although the distributor has been compliant, and we are not aware of any reason that the distributor will not fulfill its commitment, we cannot assure you that it will remain in compliance with its agreement with us.

We are currently developing a modified version of the Lasette, called the Infant Lasette, designed specifically for neonatal/pediatric heelstick applications. On September 30, 2002, we commenced our clinical trials of the Infant Lasette. Now that we have completed the requisite tests in the clinical trial, we will submit the Infant Lasette for FDA clearance. We anticipate that we will be able to make our submission to the FDA in the fourth quarter of 2003. We further anticipate that the FDA clearance will take at least three months following this submission. However, FDA clearance will be delayed if the FDA requests additional information based on the initial or subsequent submissions. Although there can be no assurances, if we are able to correct our liquidity issues, we expect that we will be ready to sell the Infant Lasette in the second quarter of 2004.

As discussed above, on September 17, 2002, we entered into an amended and restated promissory note payable to Mr. Tisch. Under this promissory note, Mr. Tisch may, in his discretion, make one or more advances to us under the Loan A Facility. Additionally, Mr. Tisch must make requested advances under this note under the Loan B Facility so long as he remains satisfied, in his reasonable credit judgment, with our capital raising activities. As of September 30, 2003, the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,000,000. As of September 30, 2003, the remaining amount available under the Loan B Facility is approximately $294,000.

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

As of September 30, 2003, our net working capital was a deficit of $1,342,399 and our total cash and cash equivalents was $109,945. We expect to experience operating losses and negative cash flow for the foreseeable future. Therefore, we do not have sufficient cash to sustain those operating losses without additional financing. We presently need financing to repay our current indebtedness, including payment of our notes in the aggregate principal amount of approximately $849,000 of which approximately $652,000 is currently due. In addition to debt service requirements, we will require cash to fund our operations. Based on our current operations, we estimate that our cash needs approximate $200,000 each month for the foreseeable future and will be a total of approximately $1,200,000 from September 30, 2003 through March 31, 2004. Our operating requirements depend upon several factors, including the rate of market acceptance of our products, particularly the Lasette, our level of expenditures for manufacturing, marketing and selling our products, costs associated with our staffing and other factors. We have been funding our operating requirements with proceeds from small private placements of our equity securities and indebtedness for borrowed money, particularly with financings with Mr. Oton Tisch, one of our directors, and with sales of our products. However, historically, these sources of capital have only been adequate to meet our short-term needs. We need immediate financing to fund both our short-term and long-term needs. Mr. Tisch's obligation to fund our Company under his September 2002 note is discretionary in the case of the Loan A facility and is limited and subject to, in the case of the Loan B facility and may not be available at all if Mr. Tisch determines that he is not satisfied with our capital raising activities. Consequently we cannot ensure that Mr. Tisch will make any further advances under this note. Therefore, we intend to continue to seek to raise equity or debt financing. Although we have had discussions with potential investors, we have not been able to obtain sufficient long-term financing on acceptable terms as of the date of this report. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities may further dilute our existing shareholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. In addition, the reports we received from our independent auditors covering our fiscal years ended December 31, 2002 and 2001 financial statements contain an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

To date, we have generated only limited revenues from the sale of our products and have been unable to profitably market our products. We incurred net losses applicable to common shareholders of $2,646,862 and $3,007,246 for the nine-month period ended September 30, 2003 and the year ended December 31, 2002, respectively. Revenues from the sale of our products were $564,187 and $1,584,359 for the nine-month period ended September 30, 2003 and for the year ended December 31, 2002, respectively. We expect to experience operating losses and negative cash flow for the foreseeable future. We do not have sufficient cash to sustain continuing operating losses without additional financing. Even if we are able to obtain additional financing to allow us to continue operations and repay indebtedness, we must generate significant revenues to fund anticipated manufacturing and marketing costs and to achieve and maintain profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability, which will have a negative impact on the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

Results of Operations - Three months ended September 30, 2003 compared to the three months ended September 30, 2002

Revenues from our product sales decreased 45% to $263,970 for the quarter ended September 30, 2003 from $477,277 for the quarter ended September 30, 2002. Sales of our laser-based medical devices during the quarter ended September 30, 2003 were $23,242, a decrease of 88% from sales of $194,338 in the comparable quarter of 2002. Sales of our scientific research instruments during the quarter ended September 30, 2003 were $240,728, a decrease of $42,211, or 15% over sales of $282,939 in the comparable quarter of 2002. The decrease in sales was primarily due to a lack of financial resources available to market and sell our products.

Our gross margin declined to 5% for the quarter ended September 30, 2003 from 20% for the quarter ended September 30, 2002. The low sales in the quarters ended September 30, 2003 and September 30, 2002 and a lack of efficiencies in the production of our products primarily contributed to the low gross margins. Additionally in the quarter ended September 30, 2003 we made an inventory adjustment for certain obsolete parts that resulted in an additional charge to cost of goods sold of approximately $83,000.

Operating expenses decreased $6,612 from $561,655 for the quarter ended September 30, 2002 to $555,043 for the quarter ended September 30, 2003. The change in our operating expenses was not material.

During the three months ended September 30, 2003 interest expense increased to $89,994 from $34,986 during the quarter ended September 30, 2002. The increase in interest expense occurred because we had more borrowings in the third quarter of 2003 when compared with the same period in 2002. Other income decreased to zero in the third quarter of 2003 from $29,453 in the third quarter of 2002. During the third quarter of 2003 we did not receive any royalty payments as was the case in 2002 nor did we have any excess cash to invest in interest bearing facilities.

Results of Operations - Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Sales of products for the nine-month period ended September 30, 2003 decreased $412,143, or 42%, to $564,187 from $976,330 in the same period of 2002. As was explained in our previous reports, basically the decrease in sales occurred because of a lack of financial resources available to market and sell our products.

Our gross margin on product sales decreased from 12% for the nine-month period ended September 30, 2002 to a negative margin of 47% for the nine-month period ended September 30, 2003. A lack of efficiencies in the production of our products contributed to the decline in gross margin. These inefficiencies were primarily due to low volume of sales that occurred during the first nine months of 2003. Additionally as explained above we recorded a charge of approximately $83,000 in the quarter ended September 30, 2003 for obsolete parts in inventory.

Operating expenses increased $718,286 or 46% from $1,570,810 for the nine-month period ended September 30, 2002 to $2,289,096 for the period ended September 30, 2003. General and administrative expenses increased $274,764, or 39%, from $699,469 in the first nine months of 2002 to $974,233 in the first nine months of 2003. The increase was primarily attributable to three items. First, we recorded non-cash charges to recognize the value stock provided to consultants and the value of options granted to a business consultant totaling approximately $91,000. Second, our salaries were approximately $154,000 higher in 2003 when compared to the 2002. The increase in salaries resulted from our hiring of a new President in June of 2003 and retaining our former president as our new chief operating officer. Additionally, our salaries were higher in 2003 because we had a human resource director in 2003 but not in 2002. Third, in 2003 we experienced an increase of approximately $30,000 for professional legal and accounting fees, which was primarily attributed to additional costs associated with the filing of our registration statements. We did not have comparable filings in 2002. Our sales and marketing expenses increased $323,175, or 61%, from $532,235 in the first nine months of 2002 to $855,410 in the first half of 2003. The increase was primarily due to fees charged for sales consultants of approximately $363,000 in 2003. No comparable expenses were incurred in the similar period of 2002. Our research and development expenses increased $120,347, or 35%, from $339,106 in the first nine months of 2002 to $459,453 in the first nine months of 2003. The increase in our research and development expenses occurred primarily as a result of work performed on our two new products, the UltraLight Laser, that is useful in aesthetic or skin rejuvenation applications, and the Infant Lasette, that will be used for heel-stick applications.

Other income decreased in the nine-month period ended September 30, 2003 to $10,000 from $57,376 in the nine-month period ended September 30, 2002. The decrease was primarily due to the Company receiving more in royalty payments in 2002 than in 2003. The royalty payments were in connection with the IVF workstation technology that the Company sold in 2000. During the nine-months ended September 30, 2003 interest expense decreased to $103,609 from $130,116 during the nine-month period ended September 30, 2002. The decrease in interest expense occurred because we had a lower average outstanding balance of debt in the nine-month period ended September 30, 2003 when compared with the same period in 2002.

Critical Accounting Policies and Estimates

High-quality financial statements require rigorous application of high-quality accounting policies. Our policies are discussed in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, and are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. For the nine-month period ended September 30, 2003, we have not changed our critical accounting policies or practices, however, we are evaluating how improvements in processes and other changes in our scientific research instruments may impact revenue recognition policies in the future.

In connection with the sale of our scientific research instruments and at the customer's request, we may be requested to install the Cell Robotics Workstation, provide training services or both. Prior to certain management changes occurring in 2002, the production of our scientific research instruments involved significant customization including modifications required for specific customer applications. These units often required our scientist to complete complex configurations and customization during installation. In connection with the management change in 2002, we have focused our efforts on producing a scientific research instrument that is standardized and does not involve significant customization during installation. We are now offering a more standard product to our customers and we have evaluated how this change in our product and the related reduced complexity of installation and training may impact how we recognize revenue for our scientific research instruments. For shipments made after March 2003 we have separate charges for the scientific research instrument, the installation and the training. Revenue related to the scientific research instrument will be recognized upon shipment. Revenue, if applicable, related to the installation and training will be recognized after the installation and training are completed.


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



                                     CELL ROBOTICS INTERNATIONAL, INC.



Dated:   November 14, 2003           By:  Eutimio L. Sena
                                          ---------------------------------
                                          Eutimio L. Sena, President, Chief
                                          Executive Officer and Director



Dated:   November 14, 2003           By:  Paul Johnson
                                          --------------------------------
                                          Paul C. Johnson, Chief Financial
                                          Officer, Director and Secretary