Form 10KSB
period 2003-12-31
CELL ROBOTICS INTERNATIONAL INC
filed 2004-03-30
CIK 845291

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ___________ to

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

                    Issuer's telephone number: (505) 343-1131

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

The Registrant's total revenues for the fiscal year ended December 31, 2003 were $797,367.

As of March 25, 2004, the aggregate market value of the Common Stock of the Registrant based upon the closing bid price of the Common Stock as quoted on the OTC Electronic Bulletin Board held by non-affiliates of the Registrant was $3,330,087 As of March 25, 2004, 24,449,588 shares of Common Stock of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

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

BUSINESS STRATEGY

We hope to become a leader in the development and sale of technologically advanced laser-based medical devices. To achieve this goal, our business strategy capitalizes on our core laser technologies to develop unique products targeted at large markets in which we can compete effectively. Key components of our business strategy include the following:

         - DEVELOP UNIQUE TECHNOLOGY. Through know-how and core technology, we plan to develop products that offer more effective, safer and less painful solutions than conventional procedures. This development strategy includes using patents, licenses and collaboration where appropriate.

         - DEVELOP MARKET RECOGNITION. We are positioning our laser-based medical devices as preferred technological solutions to clearly-defined medical needs. We seek to create significant brand awareness for the Lasette, our signature product, particularly with consumers that use the Lasette for home use. To accomplish this, we plan to advertise in clinical and diabetes-related publications, direct mailings, tradeshows and print and Internet media. We also use trademarked product names that can be clearly recognized by customers, such as Lasette(R) and LaserTweezers(R).

         - EXPAND DISTRIBUTION CHANNELS. We believe that expanding our distribution channels will be a key component to the success of our products, particularly the Lasette for clinical use. Currently, the Lasette for clinical use is distributed through several regional distributors within and outside the United States, and to a limited extent to one national distributor in the United States. We intend to pursue additional non-exclusive distribution agreements for our Lasette for clinical use with national and regional distributors, and non-exclusive or exclusive distribution agreements with international distributors of medical products to take advantage of their existing distribution channels and name recognition.

         - CAPITALIZE ON THE OPPORTUNITY PRESENTED BY THE NEEDLESTICK SAFETY ACT. The Needlestick Safety Act requires OSHA to revise its existing bloodborne pathogens standards to set forth in greater detail, and make more specific, OSHA's requirement for health facilities to identify, evaluate and implement safer medical devices, such as safety engineered sharps devices or needleless systems, to reduce or eliminate the accidental needlesticks suffered by health care workers. The needle-free, laser-based design of the Lasette eliminates the risk of accidental needlesticks because a patient's blood sample is obtained by the use of a laser pulse rather than by a needle or lancet. We believe this feature of the Lasette will be an important selling strategy for developing the market for the Lasette for clinical use. Accordingly, we intend to market the Lasette for clinical use to hospitals, clinics and doctors' offices as a means to comply with the OSHA regulations and the Needlestick Safety Act and offer their patients a more effective, safer and less painful solution than conventional procedures.

We also believe the following trends in blood sampling will provide us with unique opportunities:

         - an increasing demand for less painful alternatives for capillary blood sampling;

         - an increasing desire to eliminate cross-contamination from accidental needle or lancet sticks in hospitals and clinics to address continued public health concerns and, in U.S. markets, to comply with bloodborne pathogen standards of OSHA, including the recently adopted standards of OSHA required by the Needlestick Safety Act;

         - a growing number of diagnosed diabetics seeking better insulin control; and

         - a growing understanding of the need to provide testing methods for needle-phobic individuals.

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

MARKETS. According to the American Diabetes Association's, in the United States, an estimated 18.2 million people have some form or variation of diabetes. However, only 13 million people in the United States have been diagnosed with diabetes in 2002.

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

In response to these health concerns, OSHA's bloodborne pathogens standards require health care facilities to select safer needle devices to reduce or eliminate accidental needlesticks suffered by health care workers. The Needlestick Safety Act was enacted in November 2000, requiring OSHA to revise its existing bloodborne pathogens standards to set forth in greater detail, and make more specific, OSHA's requirement for health facilities to identify, evaluate and implement safer medical devices, such as safety engineered sharps devices or needleless systems, to reduce or eliminate the accidental needlesticks suffered by health care workers. The Needlestick Safety Act and OSHA regulations also require health care facilities to, among other things:

         - Review their exposure control plans annually to reflect changes in technology that will help eliminate or reduce exposure to bloodborne pathogens. Health care facilities must take into account innovations in medical procedure and technological developments that reduce the risk of exposure to accidental needlesticks. That review must include documentation of the employer's consideration and implementation of appropriate, commercially available and effective safer devices;

         - Solicit input from non-managerial health care workers regarding the identification, evaluation and selection of effective engineering controls, including safer medical devices; and

         - Maintain a sharps injury log if the health care facility employs 11 or more employees and the health care facility is required to keep records by current recordkeeping standards.

Cross-contamination is also a concern outside of the United States. Because of this concern, we believe that countries outside the United States represent important markets for the Lasette. We have consequently focused increasing efforts in expanding our distribution channels into foreign markets, particularly in China, South Korea and other Asian countries.

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

MARKETING AND DISTRIBUTION. We have advertised the Lasette for home use and for clinical use in journals placed with clinics and direct marketing to medical device distributors and other groups and organizations that may have an interest in the benefits of the Lasette for themselves and for their clients. We also advertise through direct mailings, tradeshows and print and Internet media. The Lasette for home use is sold through distributors and directly to customers. The Lasette for clinical use is distributed through several regional distributors within and outside the United States. Beginning in November 2001 and continuing until June 2002, our former exclusive United States based distributor of the Lasette in China was C.A. Continental, Inc. We terminated our relationship with C.A. Continental in June 2002 as a result of certain defaults by C.A. Continental under our agreement. We entered into a new distribution agreement with California Caltech, Inc. in July 2002, which grants exclusive distribution rights for the Lasette in China. The initial term of the distribution agreement with California Caltech is for three years, but can be extended for additional periods of two years if both parties agree to do so. California Caltech, Inc. accounted for 23% of our product sales in 2002. During 2003 no distributor of the Lasette accounted for more than 10% of our product sales.

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

REGULATORY STATUS. Our Lasette products are subject to a great deal of regulation. See "Business - Government Regulation; Product Approval Process" for a description of government regulations affecting our products. The following details the regulatory clearances we have obtained for the Personal Lasette and the Professional Lasette since mid-1997:

         - FDA clearance for use of the Professional Lasette for testing glucose and hematocrit in healthy adult patients in a clinical setting (application submitted December 1996, clearance received August 1997);

         - FDA clearance for use of the Professional Lasette for testing glucose and hematocrit in diabetic adult patients in a clinical setting (application submitted July 1996, clearance received October 1997);

         -        CE Mark testing complete for Professional Lasette (May 1998);

         - FDA clearance for use of the Professional Lasette for testing glucose and hematocrit in all juvenile patients in a clinical setting (application submitted and clearance received June
                  1998);

         - ISO 9001/EN 46001/Medical Device Directive Certification (September 1998; recertified in September 1999 and September
                  2000);

         - FDA clearance for use of all glucose meters with the Professional Lasette (application submitted March 1998, clearance received September 1998);

         - FDA Variance for Professional Lasette design (application submitted September 1998, clearance received October 1998);

         - FDA clearance for home use of the Professional Lasette for glucose monitoring (application submitted May 1998, clearance received December 1998);

         - FDA approval of 510(k) amendment to include Personal Lasette safety and efficacy (application submitted December 1998, approval received January 1999);

         - FDA clearance of the Lasette for all screening blood tests in a clinical setting (application submitted October 1998, clearance received January 1999);

         -        CE Mark certification for the Professional Lasette (March
                  1999);

         - Registration Certificate of the Lasette for medical devices granted by China (May 1999);

         -        CE Mark certification for the Personal Lasette (August 2000);
                  and

         - Medical device license granted in Canada for the Personal Lasette (August 2000).

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

In October 2001, we were notified by the Center for Medicare and Medicaid Services, or CMS, that a Healthcare Common Procedure Coding System, or HCPCS, code had been assigned to our Lasette. In January 2002, CMS published the allowable for our Lasette that was associated with the newly issued HCPCS code. Generally, Medicare reimburses 80% of the published allowable. In March 2002, we were notified by CMS that they had not established a medical criteria for our Lasette and as a result CMS will only reimburse approximately $17 for the price of the Lasette, a minimal portion of its cost. Whether we can obtain a higher reimbursement rate for the Lasette will depend on the establishment of a favorable medical policy for the Lasette, which is largely outside our control. In the past we were working to provide input into CMS's establishment of an appropriate medical policy so that a higher reimbursement rate may be set. Currently, due to our lack of financial resources as described herein, we are not pursuing the establishment of a medical policy. In the future, if our liquidity improves we may again actively pursue the establishment of a favorable medical policy. If and when we pursue a medical policy, we can provide no assurance as to whether a medical policy favorable to us will be established by CMS, or when, if ever, an adequate reimbursement rate for the Lasette will be set or the eventual amount of reimbursement.

         ROYALTY ARRANGEMENTS. In January 2002, we signed an exclusive license agreement with Becton Dickinson and Company regarding a patent licensed by Mr. Tankovich to Becton Dickinson. The license is valid until the patent expires, which we estimate to be in 2012 based upon the patent's original filing date. We are required to pay Becton Dickinson a royalty of 2.5% on all sales of the Lasette and its related accessories. Under the license, the payment of royalties for sales during the first two years of the agreement was deferred until November 2004. Royalties earned during the third year of the agreement through the remainder of the term will be payable on a quarterly basis. Beginning in November 2004, we must also pay Becton Dickinson a minimum annual royalty, less any earned royalties that have been accrued and paid or paid to Becton Dickinson during the previous 12 months. The aggregate minimum royalty through November 2004 is $10,000 (less earned royalties), which is payable in November 2004. Thereafter, the minimum royalty is $5,000 (less earned royalties) payable in November of each year. If we do not pay the minimum annual royalty when due, Becton Dickinson may convert the agreement into a non-exclusive license. Under the agreement, until November 2006 Becton Dickinson has a right of first refusal on any offer we receive from a third party to exclusively market and sell the Lasette and its related accessories. Becton Dickinson has also given us an exclusive right and option to enter into license agreements with Becton Dickinson relating to its current laser lancet patent portfolio and future laser technology. Our option expires in November 2004. Additionally, as part of the license we issued warrants to Becton Dickinson to purchase 225,000 shares of our common stock. These warrants have an exercise price of $0.37 per share and expire in November 2006. In connection with the license, Becton Dickinson released us from any alleged infringement under Mr. Tankovich's patent. See "Business -- Intellectual Property" for further discussion regarding our intellectual property. As of December 31, 2003, we have accrued approximately $18,100 of royalties under this license.

In addition to our license agreement with Becton Dickinson, we also have an oral arrangement with New Technology Engineering Center providing for a royalty of 1% on all sales of the Lasette until total royalties of $2 million have been paid. As of December 31, 2003, we have accrued approximately $25,000 of royalties under this arrangement.

LASER-BASED MEDICAL DEVICES -- THE ULTRALIGHT LASER

DESCRIPTION. The UltraLight Laser is a proprietary medical laser for aesthetic or skin rejuvenation applications commonly known as laser skin photo rejuvenation. This product takes advantage of a small compact laser cavity designed to produce an affordable aesthetic medical laser that can be used by dermatologists, plastic surgeons, spas and physicians to rejuvenate and revitalize the skin. The UltraLight Laser provides laser skin photo rejuvenation with an Ebrium:YAG laser, which emits a long pulse 2.94 microns wavelength. The characteristic shallow penetration of the Ebrium:YAG energy into the skin also allows precise removal of tissue without heating adjacent tissue and also permits the treatment of delicate skin on and around the neck, eyes and hands, as well as darker pigmented skin. The two most common lasers used in skin rejuvenation treatment are Ebrium:YAG lasers, such as used with the UltraLight Laser, and carbon dioxide lasers. We believe that the Ebrium:YAG laser used in the UltraLight will generally offer minimal pain, easier post-operative care and quicker recovery time compared to carbon dioxide lasers. We had entered into an oral agreement with Sandstone Medical Technologies, LLC ("Sandstone" or "Sandstone Medical"), a private company located in Homewood, Alabama relating to manufacturing and marketing of the UltraLight Laser. See "Business -- Research and Development" for further discussion regarding the relationship with Sandstone. However, we are currently in a dispute with Sandstone regarding the relationship. In connection with this dispute, Sandstone has notified us that it does not intend to continue to use us as its manufacturer. Additionally, Sandstone cancelled a purchase order for the UltraLight Laser in the amount $1.2 million. As a result of the oral nature of the agreement, we may be unable to enforce the agreement on terms that we believed to exist. We believe that we have complied with the terms of the agreement and intend to vigorously pursue our rights. However, due to the early stages of the matter, we are unable to predict its outcome at this time. If we become involved in costly and time-consuming litigation, management attention consumed by and legal costs associated with any litigation could have a negative effect on our operating results. Additionally, an unfavorable outcome in any litigation may adversely affect our ability to manufacture, market and sell the UltraLight Laser. We shipped the first 10 evaluation units of the UltraLight Laser in December 2002. The evaluation units were furnished for marketing research and demonstration purposes. No additional evaluation unites were shipped during 2003. Although we can make no assurances, our goal is to begin commercial shipments of the UltraLight Laser in the latter half of 2004. Our ability to begin shipping the UltraLight Laser will depend on our ability to improve our liquidity position. It may also depend on the resolution of our disputes with Sandstone Medical. We anticipate that the suggested retail price of the UltraLight Laser to end users will be approximately $22,000. For further discussion regarding our disputes with Sandstone Medical, see "Cautionary Statements" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II, Item 6.

MARKET. Our principal target markets will include dermatologists, plastic surgeons, spas and physicians. According to the American Academy of Cosmetic Surgery, over 300,000 people had some type of aesthetic laser procedure in the year 2000. We believe that demand for this procedure will continue to expand as "baby boomers" age and desire to retain a more youthful appearance.

RAW MATERIALS AND MANUFACTURING. Although our oral agreement with Sandstone is currently in dispute and we are evaluating our options, we plan to manufacture the UltraLight Laser at our Albuquerque, New Mexico facility. We believe our manufacturing capacity at our existing facility is adequate to meet customer demands for the UltraLight Laser for the foreseeable future. We will rely on third parties to produce and manufacture the components for the UltraLight Laser. The Erbium:YAG laser rod we use in the UltraLight Laser is the same as used in the Lasette. As with the Lasette, we expect to continue to purchase the supply of our rods for the UltraLight Laser from New Technologies. We obtain the remaining materials used to manufacture the UltraLight Laser from various suppliers. We believe alternate sources of supply will be available for these remaining materials if needed.

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

MARKETING AND DISTRIBUTION. While we intend to focus on the distribution and sale of our laser-based medical devices, we will continue to promote and market the scientific research instruments through direct sales, dealers, representatives and distribution arrangements. We have expanded domestic and international non-exclusive distribution channels for the Cell Robotics Workstation to include distributors in 17 countries. In the past we had an agreement with Meiwa Shoji Company Ltd. granting exclusive distribution rights for the Cell Robotics Workstation in Japan. Meiwa Shoji accounted for 18% of our product sales in 2002. Since January 2002, Meiwa Shoji has no obligation to further promote or purchase the Cell Robotics Workstation under the agreement and consequently sales in 2003 have been minimal. During 2003, we appointed a new distributor in Spain, Izasa, S.A. During 2003, this new distributor accounted for 16% of our product sales.

COMPETITION. Third party competitors of the Cell Robotics Workstation include P.A.L.M. and S&L Microtest, both German companies, Sigma Koki, a Japanese company, and Arcturus, a United States company. P.A.L.M., S&L Microtest and Sigma Koki make multi-trap and custom trapping instruments that compete with the Cell Robotics Workstation. Arcturus offers a laser micro-dissection system.

REGULATORY STATUS. We received the CE Mark certification for the Cell Robotics Workstation and all of its modules in September 1997. Although the Cell Robotics Workstation is subject to FDA safety regulations, this product line does not currently require other regulatory clearances, including clearance from the FDA.

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

During the years ended December 31, 2003 and 2002, we spent $572,541 and $508,836, respectively, on internal research and development programs. As of March 25, 2004, three of our scientists and engineers were engaged in research and development activities. We channeled the majority of the proceeds from equity financing, short-term borrowings and the sale of securities in 1995 through 2000 to fund our internal research and development activities. We do not have research arrangements with any outside research and development firms. We received a Small Business Innovative Grant from the National Cancer Institute in April 1997. Originally, the grant awarded funds for two years of development of a proprietary laser instrument for semi-automated single cell sorting. The grant was modified in 2000 to validate capabilities of applying laser energy in connection with a polymerase chain reaction or PCR. Additionally, the period during which funds could be expended was extended until September 30, 2001. The total grant award that was available to, and expended by, us was approximately $635,000, substantially all of which we received by the end of 2001.

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

We completed our clinical trials of the Infant Lasette in 2003 and we anticipate that we will be able to submit the Infant Lasette for FDA clearance in the second quarter of 2004. We further anticipate that the FDA clearance will take at least three months following this submission. However, FDA clearance will be delayed if the FDA requests additional information based on the initial or subsequent submissions. Although there can be no assurances, if we are able to improve our liquidity position, we expect that we will be ready to sell the Infant Lasette in the third quarter of 2004.

We used our core laser technology to develop a proprietary medical laser for aesthetic or skin rejuvenation applications, which we call the UltraLight Laser. We have entered into an oral agreement with Sandstone Medical Technologies, LLC, a private company located in Homewood, Alabama, relating to manufacturing and marketing the UltraLight Laser. However, we are currently in a dispute with Sandstone regarding the relationship. Under the agreement, the costs associated with the FDA submittals and other regulatory requirements were to be paid by Sandstone. Sandstone was to exclusively market and sell the product in North America, while we were to have rights to manufacture and sell the product in other international markets. We were also granted a right of first refusal to be the OEM manufacturer of the product. We received FDA clearance of the UltraLight Laser in September 2002. In connection with our dispute with Sandstone, Sandstone has notified us that it does not intend to continue to use us as its manufacturer. Additionally, Sandstone cancelled a purchase order for the UltraLight Laser in the amount $1.2 million. As a result of the oral nature of the agreement, we may be unable to enforce the agreement on terms that we believed to exist. We believe that we have complied with the terms of the agreement and intend to pursue our rights to the UltraLight Laser. However, due to the early stages of the matter, we are unable to predict its outcome at this time. If we become involved in costly and time-consuming litigation, management attention consumed by and legal costs associated with any litigation could have a negative effect on our operating results. Additionally, an unfavorable outcome in any litigation may adversely affect our ability to manufacture, market and sell the UltraLight Laser. We shipped the first 10 evaluation units of the UltraLight Laser in December 2002. The evaluation units were furnished for marketing research and demonstration purposes. No additional evaluation unites were shipped during 2003. Although we can make no assurances, our goal is to begin commercial shipments of the UltraLight Laser in the latter half of 2004. Our ability to begin shipping the UltraLight Laser will depend on our ability to improve our liquidity position. It may also depend on the resolution of our disputes with Sandstone Medical. We anticipate that the suggested retail price of the UltraLight Laser to end users will be approximately

$22,000. For further discussion regarding our disputes with Sandstone Medical, see "Cautionary Statements" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 6.

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

For research applications, our products are subject only to FDA safety regulations. However, the European Community requires that research instruments receive the CE Mark before they can be exported to Europe. We received the CE Mark for the Cell Robotics Workstation and all of its modules in September 1997. The Lasette has received 510(k) clearance from the FDA for drawing capillary blood samples. In addition, the FDA has cleared the Lasette for capillary blood sampling for all clinical screening tests. The Lasette has also received the CE Mark designation. While the Lasette has received all necessary FDA clearances, has received the European Community's CE Mark and currently meets ISO and EN requirements, its manufacture and marketing will be subject to ongoing regulation. We are subject to inspection and market surveillance by the FDA and the European Community for compliance with good manufacturing practices and other requirements, which include testing, design, quality control and documentation procedures. We must register and seek FDA approval for each manufacturing establishment. These establishments must be certified to meet ISO 9001 and EN 46001 requirements. We must maintain our current FDA clearances by periodic audits. In order to manufacture and sell the Lasette under the CE Mark, we must also pass annual ISO maintenance audits, as well as comprehensive ISO audits every three years. Our last ISO audit was completed in March 2004. There can be no assurance that we will obtain, maintain or receive additional necessary clearances.

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

We completed our clinical trials of the Infant Lasettes in 2003 and we anticipate that we will be able to submit the Infant Lasette for FDA clearance in the second quarter of 2004. We further anticipate that the FDA clearance will take at least three months following this submission. However, FDA clearance will be delayed if the FDA requests additional information based on the initial or subsequent submissions. Although there can be no assurances, if we are able to improve our liquidity position, we expect that we will be ready to sell the Infant Lasette in the third quarter of 2004.

EMPLOYEES

As of March 25, 2004, we had 14 full-time employees and 1 part-time employee. Of these employees, 3 were principally engaged in product development, 3 in manufacturing, including quality control, 6 in marketing and sales and the balance in administration and finance. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced work stoppages and we believe that our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY

Our facilities are located in approximately 12,000 square feet in Albuquerque, New Mexico. This facility contains our executive and administrative offices, as well as facilities for our assembly, production, testing, storage and inventory functions. Our monthly rent payments are $9,301, subject to an annual increase of approximately three percent. Our lease terminates in November 2007. We have an option to terminate the lease as of November 30, 2005 if we pay the landlord a cancellation fee of $18,500 plus accrued rent through termination. We believe that this facility is adequate for our present and near-term requirements. Our equipment, fixtures and other assets located within the facility are insured against loss.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not subject to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during our fourth fiscal quarter that ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR THE REGITRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

Our common stock is traded over-the-counter and quoted on the OTC Bulletin Board on a limited and sporadic basis under the symbol "CRII". The reported high and low bid prices for our common stock as reported by the OTC Bulletin Board, are shown below for the two-year period ended December 31, 2003. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

COMMON STOCK

                                               BID
                                  ----------------------------
                                   LOW                    HIGH
                                  ------                 -----
2002

First Quarter                     $0.23                  $1.44
Second Quarter                    $0.47                  $1.35
Third Quarter                     $0.36                  $1.24
Fourth Quarter                    $0.37                  $0.71

                                               BID
                                  ----------------------------
                                   LOW                    HIGH
                                  ------                 -----
2003

First Quarter                     $0.17                  $0.50
Second Quarter                    $0.17                  $0.40
Third Quarter                     $0.11                  $0.45
Fourth Quarter                    $0.20                  $0.45

As of March 25, 2004, there were approximately 241 holders of record of our common stock.

DIVIDENDS

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We anticipate that any earnings generated from our operations will be used to finance our ongoing operations. No contractual restrictions exist upon our ability to pay dividends.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth, as of December 31, 2003, certain information related to our compensation plans under which shares of our common stock are authorized for issuance:

                                                                                            NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE      FUTURE ISSUANCE UNDER
                                ISSUED UPON EXERCISE OF        PRICE OF OUTSTANDING       EQUITY COMPENSATION PLANS
                                 OUTSTANDING OPTIONS,          OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
       PLAN CATEGORY              WARRANTS AND RIGHTS                 RIGHTS               REFLECTED IN COLUMN (a))
-------------------------------------------------------------------------------------------------------------------
                                          (a)                           (b)                          (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation                     357,500(1)                     $1.40                           --(1)
plans approved by
security holders

Equity compensation                   3,355,665(2)(3)                  $0.79                      282,609(4)
plans not approved by
security holders

                                      ---------                        -----                      -------
Total                                 3,713,165                        $0.85                      282,609
                                      =========                        =====                      =======

----------
(1) Includes options to purchase shares outstanding under the company's Stock Incentive Plan. The Stock Incentive Plan expired in August 2002. Therefore, no shares are available for issuance under this plan.

(2) Includes options to purchase 1,556,298 shares outstanding under individual arrangements with employees, directors and consultants.

 (3) Includes warrants to purchase 225,000 shares of common stock granted to Becton Dickinson and Company in connection with a license agreement.

(4) Includes shares available for future issuance under the Cell Robotics International, Inc. 2002 Stock Purchase Plan. In 2003, our board of directors adopted two amendments to the 2002 Stock Purchase Plan increasing the shares available for issuance by 3 million, which is reflected in the above table.

Material Features of Plan not Approved by Shareholders

The 2002 Stock Purchase Plan, referred to as the 2002 Plan, may be administered by either a committee appointed by our board of directors, or if no committee is appointed, our entire board of directors. Presently, the 2002 Plan is administered by our entire board of directors. Participants eligible to participate in the 2002 Plan include employees, members of our board of directors and consultants who are individuals providing bona fide services to us that are not in connection with capital raising or promoting or maintaining a market for our securities. Participants are granted options to purchase shares of our common stock which may be purchased with the value of the services rendered by you or, if you are an employee, with payroll deductions designated by you that have been accumulated during the exercise period. The exercise period will be a three-month, six-month or other period as determined by the administrator. The purchase price under each option will be a percentage established from time to time by the administer of the fair market value of our common stock on the date on which our common stock is purchased, the date the participant enrolls in the 2002 Plan or such other date specified by the administer. For any participant who is an employee, upon the expiration of each exercise period, to the extent unexercised, that participant is deemed to have automatically exercised his option for the purchase of that number of full shares of common stock which the accumulated payroll deductions credited to his account at that time shall purchase at the applicable purchase price. For any participant who is a consultant or a director, then upon the expiration of each exercise period, to the extent unexercised, the participant will be deemed to have terminated his option for the purchase of any shares of common stock subject to that option. If any participant terminates his employment or service with us for any reason (including death), his participation in the 2002 Plan will terminate and any amounts credited to his account will be paid to him or his estate without interest. The 2002 Plan will continue until September 30, 2004, unless sooner terminated. Our board of directors may amend or terminate the 2002 Plan in its sole discretion; provided that no amendment will be made without the requisite approval of our shareholders if required under applicable law or any rule, regulation or listing standard of any exchange or market in which our common stock is listed or trades.

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

On July 31, 2001, we granted stock options to an investment relations firm to purchase 50,000 shares of common stock. The exercise price per share is $0.72, which was equal to or above the fair market value per share of common stock on July 31, 2001, the option grant date. We use the average of the high and low trading prices as quoted on the OTC Bulletin Board to determine fair market value for option grants. The options are immediately exercisable. The options granted under this option agreement expire five years from the date of grant.

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

On July 15, 2002, we granted a stock option to Gary Oppedahl to purchase 200,000 shares of common stock. The exercise price per share is $1.25, which was above the fair market value per share of common stock on July 15, 2002, the option grant date. The option became exercisable immediately.

On August 2, 2002, we granted a stock option to Paul Johnson to purchase 165,000 shares of common stock. The exercise price per share is $1.25, which was above the fair market value per share of common stock on August 2, 2002, the option grant date. The option will become exercisable in the following manner:

         - 65,000 shares of our common stock subject to the option is immediately exercisable;

         - 50,000 shares of common stock subject to the option will vest after we report positive net income for two consecutive fiscal quarters, as reflected in our quarterly reports on Form 10-QSB, or any equivalent or successor form (after giving effect to any amendments thereto), filed with the Securities and Exchange Commission;

         - 50,000 shares of common stock subject to the option will vest after we report positive net income for a full fiscal year, as reflected in our annual report on Form 10-KSB, or any equivalent or successor form (after giving effect to any amendments thereto), filed with the Securities and Exchange Commission.

However, the August 2, 2002 option will vest and become fully exercisable immediately prior to the time of a change in control, as defined in the option, and the Mr. Johnson will have the right to exercise the option from and after the date of the change in control. No option granted under this option agreement may be exercised later than five years from the date of grant.

On December 9, 2002, we granted stock options to an employee to purchase an aggregate of 5,000 shares of common stock. The exercise price per share is $0.50, which was equal to or above the fair market value per share of common stock on December 9, 2002, the option grant date. We use the average of the high and low trading prices as quoted on the OTC Bulletin Board to determine fair market value for option grants. The options vest and become exercisable over a three year period. The options granted under these option agreements expire five years from the date of grant.

On December 13, 2002, we granted stock options to a director to purchase 30,000 shares of common stock. The exercise price per share is $0.50, which was equal to or above the fair market value per share of common stock on December 13, 2002, the option grant date. We use the average of the high and low trading prices as quoted on the OTC Bulletin Board to determine fair market value for option grants. The options are immediately exercisable. The options granted under this option agreement expire five years from the date of grant.

On December 31, 2003, we granted warrants to Eutimio Sena to purchase 58,750, 73,824 and 93,104 shares of common stock. The exercise price per share for these warrants if $0.30, $0.26 and $0.375 respectively. These exercise prices were equal to or above the fair market value per share of common stock on December 31, 2003, the warrants grant date. We use the average of the high and low trading prices as quoted on the OTC Bulletin Board to determine fair market value for option grants. The warrants are immediately exercisable. The warrants granted under this warrant agreement expire five years from the date of grant.

On December 31, 2003, we granted stock options to Gary Oppedahl, Paul Johnson and Richard Zigweid to purchase an aggregate of 300,000, 100,000 and 140,553, respectively, shares of common stock. The exercise price per share is $0.40 which was equal to or above the fair market value per share of common stock on December 31, 2003, the options grant date. We use the average of the high and low trading prices as quoted on the OTC Bulletin Board to determine fair market value for option grants. Mr. Oppedahl's options vest and become exercisable over the following schedule: 150,000 are immediately vested and 150,000 vest and become exercisable on June 30, 2004. Mr. Johnson's options vest and become exercisable over the following schedule: 50,000 are immediately vested and 50,000 vest and become exercisable on December 29, 2004. Mr. Zigweid's options are immediately exercisable. The options granted under these option agreements expire five years from the date of grant.

Further, on December 31, 2003, we granted stock options to Gary Oppedahl to purchase an aggregate of 200,000 shares of common stock. The exercise price per share for 100,000 shares covered by the options is $0.50 and the exercise price per share for the remaining 100,000 shares covered by the options is $0.75. These exercise prices were equal to or above the fair market value per share of common stock on December 31, 2003, the option grant date. We use the average of the high and low trading prices as quoted on the OTC Bulletin Board to determine fair market value for option grants. Mr. Oppedahl's options vest and become exercisable over the following schedule: 100,000 are vested and become exercisable on June 30, 2005 and 100,000 vest and become exercisable on June 30, 2006.

During 2003, we granted OCM LLC warrants to purchase 244,134 shares of our common stock at $0.60 per share. The warrants are immediately exercisable and expire in 2008. This exercise price was equal to or above the fair market value per share of common stock during 2003, when the warrants were granted. We use the average of the high and low trading prices as quoted on the OTC Bulletin Board to determine fair market value for warrant grants.

See Part II, Item 7, Notes to Consolidated Financial Statements, Note 6 - Stock Options and Warrants for further discussion.

RECENT SALES OF UNREGISTERED SECURITIES

         The following is a description of the unregistered securities we issued during the period covered by this report and during the subsequent period through the date of this report:

All securities, which were taken for investment and were subject to appropriate transfer restrictions, were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.

On February 20, 2003 and on April 3, 2003, we issued 375,000 shares of our common stock to RR&L, LLC, a private investment organization. The gross proceeds to the company were of $150,000. Additionally, RR&L, LLC was issued warrants to purchase 112,500 shares of our common stock at a price of $0.55 per share. The warrants expire on June 11, 2008.

On March 5, 2003, we issued 250,000 shares of our common stock to Valentin Bagarella, a private investor. The gross proceeds to the company were of $100,000. Additionally Mr. Bagarella was issued warrants to purchase 50,000 shares of our common stock at a price of $0.575 per share. The warrants expire on February 25, 2008.

On June 10, 2003, we issued 28,572 shares of our common stock to Haydock Miller, a private investor. The gross proceeds to the company were of $10,000. Additionally Mr. Miller was issued warrants to purchase 5,750 shares of our common stock at a price of $0.60 per share. The warrants expire on June 5, 2008.

In connection with a loan and security agreement to Mr. Frederick Voight in August 2003, we issued 75,000 shares of our common stock and warrants to purchase 600,000 shares of our common stock at a price of $0.375 per share. The warrants expire beginning in September 2006.

On April 4, 2003 and on December 31, 2003 we issued an aggregate of 1,879,241 shares of our common stock to Eutimio Sena and to OCM LLC as payment for services rendered (976,530 shares were issued to OCM LLC and 902,711 were issued to Mr. Sena.) Mr. Sena is our President and Chief Executive Officer and is a partner of OCM LLC. Additionally, we issued to Mr. Sena and to OCM LLC warrants to purchase 469,811 shares of our common stock at a prices between $0.26 and $0.60 per share (244,134 warrants were issued to OCM LLC and 225,678 warrants were issued to Mr. Sena.) The warrants expire on April 4, 2008 and December 31, 2008. See Equity Compensation Plan Information in this Item 5 and Part II, Item 7, Notes to Consolidated Financial statements, Note 6 - Stock Options and Warrants for further discussion regarding the terms of these warrants.

On November 21, 2003, in connection with a short-term loan granted to us by Mr. Tisch, we issued Mr. Tisch a warrant to purchase 121,500 shares of our common stock. The warrant has an exercise price of $0.375 per share and expires on November 21, 2005.

On December 29, 2003 we issued 228,069 shares of our common stock to Delta Group Electronics in satisfaction of a trade payable. On December 29, 2003, we also issued 93,366 shares of our common stock to Great Northern Distributors Inc. as payment of a note payable.

On December 31, 2003, we granted stock options to Gary Oppedahl, Paul Johnson, and Richard Zigweid to purchase an aggregate of 500,000, 100,000, and 140,553, respectively, shares of common stock. See Equity Compensation Plan Information in this Item 5 and Part II, Item 7, Notes to Consolidated Financial Statements,
Note 6 - Stock Options and Warrants for further discussion regarding the terms of these securities.

On February 27, 2004, we issued 520,000 shares of our common stock to Frederick
A. Voight, a private investor, in a private placement transaction. The gross proceeds to the company were $130,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Sales of products for the year ended December 31, 2003 decreased $786,992, or 50%, to $797,367 from $1,584,359 during the year ended December 31, 2002. The decrease in sales occurred because of a lack of financial resources available to market and sell our products. We expect that sales will continue to be negatively impacted until we are able to significantly improve our liquidity position.

Our gross margin on product sales decreased from 15% for the year ended December 31, 2002 to a negative margin of 39% in the year ended December 31, 2003. A lack of efficiencies in the production of our products contributed significantly to the decline in gross margin. These inefficiencies were primarily due to the lower volume of sales we experienced in 2003 than in 2002. Additionally we recorded a charge of approximately $102,700 during the year ended December 31, 2002 for obsolete and scrap inventory. The inventory became obsolete as we released an upgrade model for one of our workstation products. The scrap inventory was periodically review and adjusted during the year.

Our operating expenses increased $330,665, or 13%, during the year ended December 31, 2003 when compared to the year ended December 31, 2002. General and administrative expenses comprised of the majority of the increase. These expenses increased $213,735, or 19%, to $1,367,418 for the year ended December 31, 2003 from $1,153,683 for the year ended December 31, 2002. The reason for the increase in costs in 2003 was our use of more business consultants. The cost of using more consultants in 2003 resulted in charges of approximately $218,000. Our sales and marketing expenses increased $53,225, or 6%, to $998,926 in the year ended December 31, 2003 from $945,701 for the year ended December 31, 2002. The increase was primarily due to using a sales consultant in 2003 that we did not use in 2002. Our research and development expenses increased $63,705, or 13%, from $508,836 for the year ended December 31, 2002 to $572,541 for the year ended December 31, 2003. The increase was due to employees efforts to complete the redesign of two of our products, an upgrade for our "LasserSissor Workstation" and a Lasette product that is easier to handle for "heel-stick" applications.

Our interest expense increased $16,918, or 11% to $170,561 for the year ended December 31, 2003 from $153,643 for the year ended December 31, 2002. The reason for the increase is because we had an average debt balance in 2003 that was larger than in 2002 Other income for the year ended December 31, 2003 is similar to other income for the year ended December 31,2002. In 2002 we recorded a loss on extinguishment of debt as we converted approximately $1,600,000 of debt into equity. In 2003 we did not have a similar transaction. During 2003 we executed transactions that involved settling trade payables with the issuance of our common stock. One transaction provided us with a gain of approximately $20,000 and the other transactions required the recording of a loss of approximately $92,600. We did not have similar transactions in 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the years ended December 31, 2003 and 2002 was $1,746,246 and $1,571,591, respectively.

Net cash provided by financing activities for the years ended December 31, 2003 and 2002 was $1,578,397 and $1,876,508, respectively.

Total assets decreased to $1,088,060 at December 31, 2003 from $1,982,620 at December 31, 2002, a decrease of $894,560, or 45%. This change in total assets is primarily attributed to the following:

         - Our total current assets decreased $830,246, or 50%, as of December 31, 2003 compared to our current assets as of December 31, 2002. This decrease was primarily the result of a decrease in accounts receivables and other receivables, as described below.

         - Cash decreased $222,267, from $299,083 at December 31, 2002 to $76,816 at December 31, 2003. The decrease in cash was primarily attributed to our operational needs during the year ended December 31, 2003.

         - Accounts receivable decreased $384,358 from $500,636 at December 31, 2002 to $116,278 at December 31, 2003 and other receivables decreased to zero at December 31, 2003 from $260,000 at December 31, 2002. The decrease in accounts receivable was primarily attributed to fewer sales in the fourth quarter of 2003 when compared with the fourth quarter of 2002. Our decline in sales was primarily due to our lack of capital to invest in sales and marketing activities. The other receivables balance at December 31, 2002 represented amounts due by an investor in connection with a November 2002 private placement transaction. The balance of the other receivables was collected in January and February of 2003.

         - Inventory increased by $56,990, or 11%, to $596,274 at December 31, 2003 from $539,284 at December 31, 2002. Although not material, the increase in inventory was due to the purchase of certain inventory parts that have to be ordered in large quantities.

Our current ratio at December 31, 2003 was 0.4 compared to 1.4 at December 31, 2002. Our total current liabilities increased $843,787 from $1,192,729 at December 31, 2002 to $2,036,516 at December 31, 2003. Our working capital decreased from $454,520 at December 31, 2002 to a deficit of $1,219,513 at December 31, 2003. The decrease in working capital was primarily due to lower sales and tight cash flows that led to an increase in current liabilities.

In October 2001, we were notified by the Center for Medicare and Medicaid Services, or CMS, that a Healthcare Common Procedure Coding System, or HCPCS, code had been assigned to our Lasette. In January 2002, CMS published the allowable for our Lasette that was associated with the newly issued HCPCS code. Generally, Medicare reimburses 80% of the published allowable. In March 2002, we were notified by CMS that they had not established a medical criteria for our Lasette and as a result CMS will only reimburse approximately $17 for the price of the Lasette, a minimal portion of its cost. Whether we can obtain a higher reimbursement rate for the Lasette will depend on the establishment of a favorable medical policy for the Lasette, which is largely outside our control. In the past we were working to provide input into CMS's establishment of an appropriate medical policy so that a higher reimbursement rate may be set. Currently, due to our lack of financial resources as described herein, we are not pursuing the establishment of a medical policy. In the future, if our liquidity improves, we may again actively pursue the establishment of a favorable medical policy. If and when we pursue a medical policy, we can provide no assurance as to whether a medical policy favorable to us will be established by CMS, or when, if ever, an adequate reimbursement rate for the Lasette will be set or the eventual amount of reimbursement.

Our ability to improve cash flow and ultimately achieve profitability will depend on our ability to significantly increase sales. Accordingly, we are manufacturing and marketing the Lasette, a sophisticated laser-based medical device, that leverages our existing base of technology. We believe the markets for this product are broader than that of the scientific research instruments market and, as such, offer a greater opportunity to significantly increased sales. In addition, we are pursuing development and marketing partners for some of our new medical products. If obtained, we believe these partnerships may enhance our ability to rapidly ramp-up our marketing and distribution strategy, and possibly offset the products' development costs. As a result, as described in more detail below, additional operating funds will be required under alternative financing sources and that our accumulated deficit will increase in the foreseeable future.

COMMITMENTS - As of December 31, 2003, our outstanding indebtedness for borrowed money included the following:

         - In January 2001, certain members of our board of directors and affiliates of members or former members of our board of directors agreed to make term loan advances to us in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement with us. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. As of December 31, 2003, the remaining principal and interest balance of loans outstanding under the loan agreement was approximately $56,000, which can be demanded at any time. In connection with the January 2001 loan commitment, each lender was issued a warrant in proportion to the amount of the loan made by that lender. The warrants allow the lenders to purchase an aggregate of 150,000 shares of our common stock at $1.125 per share. The warrants expired unexercised on January 31, 2004.

         - On March 29, 2002, we signed a non-revolving line of credit documented as a promissory note in the face amount of $2,000,000 payable to one of our directors, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. Under this promissory note, Mr. Tisch may make one or more advances to us at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $1,488,500 (the "Loan A Facility"). Additionally, Mr. Tisch must make requested advances under this note up to an aggregate principal sum of $511,500 so long as he remains satisfied in his reasonable credit judgment with our capital raising activities (the "Loan B Facility"). Therefore, Mr. Tisch has no obligation or commitment to make any loans under the Loan A Facility and must make advances under the Loan B Facility only to the extent he is satisfied with our capital raising activities in his reasonable credit judgment. This note bears interest at 8% per annum and is presently secured by all our assets. As of December 31, 2003, the remaining principal balance outstanding under the note was approximately $283,000, all of which was outstanding under the Loan B Facility. No amounts borrowed under the Loan A Facility or the Loan B Facility may be reborrowed after being repaid by us. As of December 31, 2003, the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,000,000. As of December 31, 2003, the remaining amount available under the Loan B Facility is approximately $213,000. All principal and interest outstanding under the note are due on April 1, 2004.

         - Private investors that are not affiliated with the Company have advanced us principal sums of $20,000 and $35,000, on May 20, 2003 and June 6, 2003, respectively. The notes are due on demand and bear interest at a rate of 10%. The two notes permit the payee of the notes to convert the outstanding balance of the notes into the our common stock at a rate of $0.30 per share. We recorded a beneficial conversion charge during the quarter ended June 30, 2003 of $6,833 in connection with these two notes.

         - On August 29, 2003, we entered into a loan and security agreement that provides for a non-affiliated lender to loan us, at the lender's sole discretion, up to $750,000. As of December 31, 2003, we had borrowed the entire $750,000 under this facility. For each advance under the loan and security agreement we paid a 4% origination fee and advance interest of 2% per month. All advances under this facility are due September 5, 2004. The facility is secured by our receivables, inventory and our intellectual property related to our Workstation Products.

CAPITAL SOURCES - Our operating cash flows continue to be provided by ongoing sales of the Lasette and the Cell Robotics Workstation. During 2003 and during 2002, sales of our products generated revenues of approximately $833,000 and $1,584,000, respectively. In July 2002, we received a commitment from California Caltech, Inc., our distributor that sells the Lasette in China, to order additional Lasettes. This commitment provides for sales of 1,500 Lasettes, and for approximately 15 million of the corresponding disposables by June 2004. Although the distributor has committed to purchase the above Lasettes and related disposables, we have no control over the timing or the amount of any order within the relevant periods discussed above. Further, the risks associated with these international activities include, but are not limited to, the compliance by our distributor with its commitments. Although the distributor has been compliant, and we are not aware of any reason that the distributor will not fulfill its commitment, we cannot assure you that it will remain in compliance with its agreement with us.

We are currently developing a modified version of the Lasette, called the Infant Lasette, designed specifically for neonatal/pediatric heelstick applications. We completed our clinical trials of the Infant Lasette and we anticipate that we will be able to submit the Infant Lasette for FDA clearance in the second quarter of 2004. We further anticipate that the FDA clearance will take at least three months following this submission. However, FDA clearance will be delayed if the FDA requests additional information based on the initial or subsequent submissions. Although there can be no assurances, if we are able to improve our liquidity position, we expect that we will be ready to sell the Infant Lasette in the latter half of 2004.

As discussed above, on September 17, 2002, we entered into an amended and restated promissory note payable to Mr. Tisch. Under this promissory note, Mr. Tisch may, in his discretion, make one or more advances to us under the Loan A Facility. Additionally, Mr. Tisch must make requested advances under this note under the Loan B Facility so long as he remains satisfied, in his reasonable credit judgment, with our capital raising activities. As of December 31, 2003, the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,000,000. As of December 31, 2003, the remaining amount available under the Loan B Facility is approximately $213,000.

On December 23, 2003 we signed an agreement with a private trust named CRII-SASCO Business Trust. Under the agreement, CRII-SASCO Business Trust agreed to purchase 1,600,000 shares of our common stock for an aggregate price of $400,000. We expect the transaction to close in the second quarter of 2004.

In addition to the above sources, we have and will continue to actively pursue negotiated transactions to raise capital through the issuance of debt, equity and convertible debt instruments, or through the exchange of existing instruments through transactions that could provide us with additional capital.

ADEQUACY OF CAPITAL - Since our inception, to provide working capital for our product development and marketing activities, we have relied principally upon the proceeds of both debt and equity financings. We have not been able to generate sufficient cash from operations and, as a consequence, we must seek additional and immediate financing to fund ongoing operations. Given our immediate cash needs, we may be required to seek to obtain financings under production loan facilities or other factoring arrangements. These types of facilities are very expensive and there can be no assurance that we will be able to enter into any financing agreement on terms acceptable to us, if at all.

Because of our immediate cash needs, we have had, and from time to time we expect we will continue to have, difficulty fulfilling customer orders to the extent we have insufficient available funds to purchase component parts necessary to manufacture products ordered by our customers. Additionally, suppliers of these component parts may require us to pay for those parts in advance or provide acceptable forms of security as a condition for delivery, which may impede our ability to meet customer orders. Further, during 2003, we provided discounts to some of our customers during 2003 as a means of collection receivables faster. Until we are able to obtain financing to meet our long-term needs, we anticipate that these difficulties relating to the purchase and supply of parts for our products will continue to exist. We may also from time to time grant and continue to grant discounts to customers as a means to improve the speed of collection of receivables in order to meet our cash needs.

As of December 31, 2003, our net working capital was a deficit of $1,219,513 and our total cash was $76,816. We expect to experience operating losses and negative cash flow for the foreseeable future. Therefore, we do not have sufficient cash to sustain those operating losses without additional financing. We presently need financing to repay our current indebtedness, including payment of our notes in the aggregate amount of approximately $1,153,000 at December 31, 2003 of which approximately $114,000 is currently due or is payable on demand. In addition to debt service requirements, we will require cash to fund our operations. Based on our current operations, we estimate that our cash needs approximate $200,000 each month for the foreseeable future and will be a total of approximately $2,400,000 from December 31, 2003 through December 31, 2004. Our operating requirements depend upon several factors, including the rate of market acceptance of our products, particularly the Lasette, our level of expenditures for manufacturing, marketing and selling our products, costs associated with our staffing and other factors. We have been funding our operating requirements with proceeds from small private placements of our equity securities and indebtedness for borrowed money, particularly with financings with Mr. Oton Tisch, one of our directors, and with sales of our products. However, historically, these sources of capital have only been adequate to meet our short-term needs. We need immediate financing to fund both our short-term and long-term needs. Mr. Tisch's obligation to fund our company under his September 2002 note is discretionary in the case of the Loan A facility and is limited and subject to, in the case of the Loan B facility and may not be available at all if Mr. Tisch determines that he is not satisfied with our capital raising activities. Consequently we cannot ensure that Mr. Tisch will make any further advances under this note. Therefore, we intend to continue to seek to raise equity or debt financing. Although we have had discussions with potential investors, we have not been able to obtain sufficient long-term financing on acceptable terms as of the date of this report. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities may further dilute our existing shareholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. In addition, the reports we received from our independent auditors covering our fiscal years ended December 31, 2003 and 2002 financial statements contain an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

To date, we have generated only limited revenues from the sale of our products and have been unable to profitably market our products. We incurred net losses applicable to common shareholders of $3,443,959 and $3,007,246 for the years ended December 31, 2003 and 2002, respectively. Revenues from the sale of our products were $833,210 and $1,584,359 for the years ended December 31, 2003 and 2002, respectively. We expect to experience operating losses and negative cash flow for the foreseeable future. We do not have sufficient cash to sustain continuing operating losses without additional financing. Even if we are able to obtain additional financing to allow us to continue operations and repay indebtedness, we must generate significant revenues to fund anticipated manufacturing and marketing costs and to achieve and maintain profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability, which will have a negative impact on the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in the Company's annual report on Form 10-KSB for the year ended December 31, 2003, and are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. For the year ended December 31, 2003, we have not changed our critical accounting policies or practices, however, we are evaluating how improvements in processes and other changes in our scientific research instruments may impact revenue recognition policies in the future.

REVENUE RECOGNITION - Sales to qualified distributors are recognized when the products are shipped from the plant and ownership is transferred to the customer. In connection with the sale of our scientific research instruments and at the customer's request, we may be requested to install the Cell Robotics Workstation, provide training services or both. Prior to certain management changes occurring in 2002, the production of our scientific research instruments involved significant customization including modifications required for specific customer applications. In the past these units often required our scientist to complete complex configurations and customization during installation. However, in connection with the management change in 2002, we have focused our efforts on producing a scientific research instrument that is standardized and does not involve significant customization during installation. We are now offering a more standard product to our customers and we have evaluated how this change in our product and the related reduced complexity of installation and training may impact how we recognize revenue for our scientific research instruments. For shipments made after March 2003 we have separate charges for the scientific research instrument, the installation and the training. Revenue related to the scientific research instrument will be recognized upon shipment and ownership is transferred to the customer. Revenue, if applicable, related to the installation and training will be recognized after the installation and training are completed. We provide an allowance for returns based on historical experience.

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

IMPAIRMENT - We review our inventory periodically for potential impairment. We review our property and equipment for potential impairment as of December 31st of each year or when factors indicate a potential impairment may have occurred. Any losses noted are written-off in the period that the impairment occurs.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. We do not plan a change to the fair value based method of accounting for stock-based employee compensation and have included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities and then in December the FASB issued FASB Interpretation 46R (FIN46R). FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). FIN 46 or FIN 46(R) should be applied to entities considered to be special-purpose entities (SPEs) no later than as of the end of the first reporting period ending after December 15, 2003 (as of December 31, 2003 for a calendar-year reporting enterprise). For this purpose, SPEs are entities that would have previously been accounted for under EITF Issue 90-15, "Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions," EITF Issue 96-21, "Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities," EITF Issue 97-1, "Implementation Issues in Accounting for Lease Transactions, including Those involving Special-Purpose Entities," and EITF Topic D-14, "Transactions involving Special-Purpose Entities." SPEs within the scope of this transition provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. FIN 46(R) should be applied to all entities within its scope by the end of the first reporting period that ends after December 15, 2004, for reporting enterprises that are small business issuers (that is, as of December 31, 2004 for calendar-year reporting enterprises). We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 and FIN 46R will have upon our financial condition or results of operations.

The FASB issued Statement 150 (SFAS 150), Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity, on May 15, 2003. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar year companies). The effect of adopting Statement 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. We did not experience a material impact to our financial condition or the results of our operations with the adoption of the provisions of SFAS 150.

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

         -        adequacy of our financial resources;

         -        development of new products and markets;

         - obtaining and maintaining regulatory approval and changes in regulations, including obtaining regulatory approvals for the Infant Lasette;

         -        competitive pressures;

         -        commercial acceptance of new products;

         -        changing economic conditions;

         -        expectations regarding competition from other companies; and

         -        our ability to manufacture and distribute our products.

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

IT IS DIFFICULT TO PREDICT WHETHER RECENTLY INTRODUCED PRODUCTS, OR PRODUCTS THAT WE MAY DEVELOP IN THE FUTURE, WILL GAIN MARKET ACCEPTANCE OR PROFITABILITY. We develop and market innovative technologies, in particular the Personal Lasette, which was introduced in December 1999, and the Cell Robotics Workstation. We have also developed the UltraLight Laser, which we are seeking to begin commercial shipments in the latter half of 2004. Demand for and market acceptance of these products, as well as future products that we may develop, are subject to a high level of uncertainty and risk. The risks associated with the introduction of innovative technologies such as ours include the following, among others:

         - the possibility that the cost of the product may not be covered by private insurance;

         - the difficulty in predicting the medical laser product's future growth rate;

         - our current and future products may have features which render them uneconomical, either to manufacture or to market;

         - the demand for our products may fail to develop or develop slower than expected or our products may not achieve or sustain market acceptance;

         - the prices at which our products are accepted by purchasers may be too low, which may prevent us from operating profitably;

         - third parties may manufacture and market a product superior in performance and price; and

         - the possibility that any proposed product, or enhancement to existing products, may fail to receive necessary regulatory clearances.

We cannot assure you that we will be successful in addressing the risks described above. For example, currently, the cost of the Lasette does not qualify as a reimbursable expense under most health insurance programs and we cannot predict when, if ever, the Lasette may be covered by such third-party payors. Additionally, total revenues from sales of the Lasette since its introduction through December 31, 2003 were $1,513,995. We are unable to estimate whether the demand for the Lasette will achieve market acceptance. Our failure to address these risks could have a negative impact on our business, operating results and financial condition.

WE HAVE LIMITED EXPERIENCE IN MARKETING, DISTRIBUTING AND SELLING LASER-BASED MEDICAL AND RESEARCH PRODUCTS, WHICH MAY DELAY OUR ABILITY TO SUCCESSFULLY BRING OUR PRODUCTS TO MARKET. OUR FAILURE TO EXPAND OUR DISTRIBUTION CHANNELS WOULD ALSO INHIBIT OUR ABILITY TO GROW. We have limited experience marketing, distributing and selling our products. To successfully market, distribute and sell our current or future products, we must build a more extensive marketing sales force and distribution network. Alternatively, we can enter into arrangements with third parties to market, distribute and sell our products. As of the date of this report, the Lasette for clinical use is distributed through several regional distributors within and outside the United States, while the Lasette for home use is sold through distributors and directly to customers. Our Cell Robotics Workstation is currently marketed and sold through direct sales, dealers, representatives and distributors. We plan to rely on a network of distributors for sales of the UltraLight Laser; however, to date we have not entered into distribution relationships. California Caltech, Inc., our exclusive United States based distributor of the Lasette in China since July 2002, accounted for approximately 23% of our product sales in 2002. During 2003 our distributor of workstation products in Spain accounted for 16% of our sales.

Although we intend to pursue marketing and distribution relationships for our products, particularly the Lasette for clinical use and the UltraLight Laser, we cannot assure you that we will be able to successfully develop such relationships or that we will enter into acceptable agreements with third parties to promote and distribute our products. If we maintain our own marketing, distribution and sales capabilities, we will compete against other companies with experienced and well-funded marketing, distribution and sales operations. Alternatively, if we enter into a marketing arrangement with a third party, we will likely have to pay a sales commission or discount the retail price of our products. Further, our revenues would depend on the efforts of third parties. If we are unable to develop a plan to market, distribute and sell our products, we may be unable to successfully bring them to market. We cannot assure you that we will be able to recruit and retain marketing personnel with the required skills or that we will be able to enter into the strategic relationships needed to effectively market and distribute our products.

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

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL AND OTHER ADVISORS. Medical device companies of our size must retain key scientific, technical, managerial, marketing and financial personnel as well as attract and retain additional highly qualified personnel for these areas in order to successfully operate and grow their businesses. Our key employees and advisors include, among others, Eutimio Sena, Gary Oppedahl, Paul Johnson and Oton Tisch. Mr. Sena is our Chief Executive Officer, President and a director, Mr. Oppedahl is our Chief Operating Officer and a director and Mr. Johnson is our Chief Financial Officer, Secretary and a director. Mr. Tisch is the Chairman of the Board and assists the company concerning our international marketing and sales efforts through a consulting relationship. We face intense competition for qualified personnel in these areas, and we cannot assure you that we will be able to attract and retain qualified personnel. If we lose our key personnel or advisors, or are unable to hire and retain additional qualified personnel in the future, our business, financial condition and operating results could be adversely affected. Our key employees, including Mr. Sena, Mr. Oppedahl and Mr. Johnson, may voluntarily terminate their employment with us at any time.

WE DO NOT HAVE A BROAD RANGE OF PRODUCTS TO SELL, AND IF DEMAND FOR THESE PRODUCTS DECLINES OR FAILS TO DEVELOP, OUR REVENUES WILL BE ADVERSELY AFFECTED. Since selling the IVF Workstation and associated technology to Hamilton Thorne Research in May 2000, our exclusive product lines consist of the Lasette and the Cell Robotics Workstation. Although we can make no assurances, our goal is to begin commercial shipments of the UltraLight Laser in the latter half of 2004 now that certain manufacturing clearances have been obtained. Our primary focus is distributing and selling the Lasette, a laser skin perforator that replaces the steel lancets or needles diabetics primarily use. There is an inherent risk in not having a broad base of products in development, because we will not have alternate sources of revenue if we are not successful with our current lines. We cannot assure you that we will be able to profitably sell this narrow line of products. The failure of the Lasette would have a material adverse affect on our revenues and the future of our business.

CLAIMS BY OTHERS THAT OUR PRODUCTS INFRINGE THEIR PATENTS OR OTHER INTELLECTUAL PROPERTY RIGHTS COULD PREVENT US FROM MANUFACTURING AND SELLING SOME OF OUR PRODUCTS OR REQUIRE US TO INCUR SUBSTANTIAL COSTS FROM LITIGATION OR DEVELOPMENT OF NON-INFRINGING TECHNOLOGY. Our industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the United States until such patents are issued and are maintained in secrecy for a period of time outside the United States. Accordingly, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications of others. Any claims of patent infringement would be time-consuming, and could:

         -        result in costly litigation;

         -        divert our technical and management personnel;

         -        cause product shipment delays;

         -        require us to develop non-infringing technology; or

         -        require us to enter into royalty or licensing agreements.

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

OUR SUCCESS DEPENDS IN PART ON ENHANCING OUR CURRENT PRODUCTS AND DEVELOPING NEW PRODUCTS; HOWEVER, WE CANNOT ASSURE YOU THAT THOSE PRODUCTS WILL BE DEVELOPED WITHOUT MATERIAL DELAYS, BE CLEARED FOR SALE BY REGULATORS OR BE ACCEPTED IN THE MARKET. In order to be successful, we will need to continue to enhance our existing products and develop new products. Enhanced and new products may require a significant investment, including preclinical and clinical testing, before we can sell them in the marketplace. From time to time, we may also experience engineering or manufacturing delays or setbacks in the development of our products. For example, in 2000, we implemented design improvements to the Lasette to increase the efficiency of the laser beam profile and to limit the effect extreme temperatures had on the Lasette's functionality. Although to date we have not experienced any material engineering or manufacturing delays in enhancing our current products or developing new products, we cannot assure you that we will be able to successfully address problems that may arise during the development and commercialization process. In addition, we cannot assure you that any of our new products or enhancements to existing products can or will:

         -        be successfully developed;

         -        prove to be safe and effective in clinical trials;

         -        meet applicable regulatory standards;

         - be capable of being manufactured in commercial quantities at a reasonable cost;

         -        be marketed successfully; or

         -        achieve market acceptance.

Our failure to successfully and timely complete, obtain regulatory approvals or achieve commercial acceptance with respect to any of our new products or improvements to our existing products could materially adversely affect our business, financial condition and results of operations.

We are in the process of developing two new products, the UltraLight Laser and the Infant Lasette. Both products require FDA clearance. Further, we will be required to obtain certain regulatory clearances for the UltraLight Laser, including safety testing for electrical emissions and power regulation testing as required by Underwriters Laboratories and Canadian Standards Association and various regulatory body notifications, such as with the International Standards Organization, or ISO, and in connection with the European Community's CE certification. We received FDA clearance for the UltraLight Laser in September 2002 and we obtained the other required regulatory clearances in March 2003. We completed our clinical trials of the Infant Lasette in 2003 and we anticipate that we will be able to submit the Infant Lasette for FDA clearance in the second quarter of 2004. We further anticipate that the FDA clearance will take at least three months following this submission. However, there can be no assurances that we will obtain all necessary clearances in a timely manner, if at all. Our failure to obtain the necessary regulatory clearances will prevent us from marketing and selling the UltraLight Laser and the Infant Lasette.

OUR INDUSTRY IS HEAVILY REGULATED, AND STRINGENT ONGOING REGULATION AND INSPECTION OF OUR PRODUCTS COULD LEAD TO DELAYS IN THEIR MANUFACTURE, MARKETING AND SALE. United States government agencies and comparable agencies in countries outside the United States regulate the testing, manufacture, labeling, distribution, marketing and advertising of our products and our ongoing research and development activities. While the Lasette and the UltraLight Laser have received all necessary FDA clearances and the Lasette has received the European Community's CE Mark, their manufacture and marketing will be subject to ongoing regulation. We are subject to inspection and market surveillance by the FDA and the European Community for compliance with good manufacturing practices and other requirements, which include testing, design, quality control and documentation procedures. The FDA conducts periodic audits of the Lasette and the UltraLight Laser, which, among other things, will review our compliance with a variety of regulatory requirements. However, we have not been notified as to when an audit may be conducted. In order to manufacture and sell the Lasette under the CE Mark, we must also pass annual ISO maintenance audits, as well as comprehensive ISO audits every three years. We are currently ISO compliant. Our last ISO audit was completed in March 2004. OSHA also regulates our manufacturing activities. The UltraLight Laser and other products also require manufacturing clearances, such as Underwriters Laboratories and CE certifications. While we have historically been in compliance with all FDA, CE Mark, ISO, OSHA and other requirements, there can be no assurance that we will continue to do so in the future. Our failure to meet FDA, CE Mark, ISO, OSHA or other requirements could bar us from further marketing the Lasette and the UltraLight Laser in the United States and in other markets, which would have a material adverse affect on our business. Additionally, if the FDA finds through an FDA audit or otherwise that we have failed to comply with the FDA regulatory requirements, the agency could institute a wide variety of actions, including a public warning letter or other stronger remedies, including monetary fines, injunctions, recall or seizure of our products, operating restrictions, shutdown of production, withdrawal of previously granted approvals or criminal prosecution.

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

THE GROWTH OF OUR BUSINESS COULD BE ADVERSELY AFFECTED BY REFORMS IN THE HEALTH CARE INDUSTRY. CURRENTLY, THE COST OF THE LASETTE IS NOT COVERED BY MOST HEALTH INSURANCE PROGRAMS, INCLUDING MEDICARE AND MEDICAID. OUR GROWTH AND BUSINESS STRATEGY WILL BE ADVERSELY AFFECTED IF WE FAIL TO OBTAIN ADEQUATE THIRD PARTY REIMBURSEMENT FOR THE LASETTE FOR HOME USE. Successful commercialization of the Lasette will depend in large part on whether patients who purchase the Lasette will be reimbursed for the expense by third-party payors. Third party payors include private insurance plans and Medicare and other federal healthcare programs. The United States government and third-party payors continue efforts to contain or reduce the costs of health care, which may adversely affect our future success. In both the United States and elsewhere, the use of elective medical procedures by many consumers depends on such consumer's ability to be reimbursed by third-party payors, such as government and private insurance plans. Third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement. Some health insurance companies have covered the consumer's costs of the Lasette if a physician provides documentation indicating a medical necessity. However, currently the cost of the Lasette does not qualify as a reimbursable expense under most health insurance programs. In January 2002, the Center for Medicare and Medicaid Services, or CMS, published the allowable for our Lasette. Generally, Medicare reimburses 80% of the published allowable. In March 2002, we were notified by CMS that they have not established a medical criteria for our Lasette and as a result CMS will only reimburse approximately $17 of the price of the Lasette, a minimal portion of its cost. Whether we can obtain a higher reimbursement rate for the Lasette will depend on the establishment of a favorable medical policy for the Lasette, which is largely outside our control. In the past we were working to provide input into CMS's establishment of an appropriate medical policy so that a higher reimbursement rate may be set. However, we can provide no assurance as to whether a medical policy favorable to us will be established by CMS, or when, if ever, an adequate reimbursement rate for the Lasette will be set or the eventual amount of reimbursement. Currently, due to our lack of financial resources we are not able to pursue the establishment of a medical policy. If and when our liquidity improves we may again actively pursue the establishment of a favorable medical policy.

WE DEPEND ON A SOLE SUPPLIER FOR THE CRYSTALS USED IN THE LASETTE'S AND THE ULTRALIGHT LASER'S ERBIUM:YAG LASER RODS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS. The Erbium:YAG laser rod we use in the Lasette and the UltraLight Laser is made from crystals that are produced and processed from New Technologies Engineering Center, a single supplier in Russia. To date, we have experienced no material interruptions in the supply of our laser components. However, our agreements with our Russian supplier have historically been short-term in nature expiring after a specified dollar volume of rods are purchased or a specified period of time has elapsed, which has typically been one year or less. Although to date we have been able to maintain arrangements for the supply of our rods from New Technologies, we cannot assure you that we will be able to continue to do so in the future. Additionally, our source of supply could be restricted due to events flowing from Russia's political or economic instability, or due to the supplier's non-performance. Although we believe alternative crystal suppliers will be available if needed, we believe the prices of these alternative crystal suppliers would be significantly higher than the prices we currently pay. The prices of our laser rods from our Russian supplier may fluctuate each time we enter into a new agreement. Since January 1, 2003, the price we have negotiated for the purchase of rods from our Russian supplier has been approximately $85 per rod. Depending upon our purchase volumes, we believe that the price of similar rods provided by alternative suppliers would range between approximately $175 and $380 per rod. Therefore, we believe we realize a significant cost savings by having our crystals manufactured by New Technologies. We cannot assure you that will be able to purchase rods from New Technologies at prices that will result in cost savings to the company in the future. Additionally, if we are unable to maintain commitments from New Technologies to supply rods or any of the above events or other events beyond our control occur, we could lose our strategically important source of supply for laser crystals. This would increase our manufacturing costs and impair our competitive advantage.

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

WE DO BUSINESS INTERNATIONALLY, WHICH SUBJECTS US TO RISKS RELATED TO FOREIGN REGULATIONS AND LAWS, DUTIES AND TARIFFS, FOREIGN INSTABILITY AND EXCHANGE RATES, AMONG OTHER THINGS. We sell our products internationally. Sales outside of the United States accounted for 26% and 24% of our products sales in the years ending 2003 and 2002, respectively. We also purchase some of the components used in their manufacture from an international supplier. In particular, we purchase the Erbium:YAG laser we use in the Lasette and the UltraLight Laser from a single supplier in Russia. The risks associated with these international activities include, but are not limited to, the following:

         - regulation of fund transfers by foreign governments and the United States;

         -        foreign export and import duties and tariffs;

         -        unlawful counterfeiting of our products;

         -        political and economic instability;

         - compliance by our foreign suppliers with export laws and licenses; and

         -        fluctuating exchange rates.

We cannot assure you that any of the foregoing will not have a material adverse affect on our business.

OUR LICENSE WITH LUCENT IS COSTLY, AND THERE CAN BE NO ASSURANCE THAT THE LASERTWEEZERS PRODUCT WILL GAIN WIDE MARKET ACCEPTANCE. Our Cell Robotics Workstation is based on our LaserTweezers, LaserScissors, CellSelector and SmartStage technologies. The LaserTweezers application of our Cell Robotics Workstation is based upon a non-exclusive patent license from AT&T, which was transferred by AT&T to Lucent Technologies, Inc. Our license will expire in January 2007, the end of the term of the licensed patent. Under this agreement we must pay Lucent a royalty of seven percent per year with a minimum annual payment of $35,000. We may not be able to increase sales of the Cell Robotics Workstation that include the LaserTweezers application to a level that renders use of that application in our product economically attractive.

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

WE COULD BE ADVERSELY AFFECTED IF THE GOVERNMENT REDUCES ITS SUPPORT OF SCIENTIFIC RESEARCH AND DEVELOPMENT. We market our Cell Robotics Workstation principally to colleges, universities, research laboratories, biotechnology and pharmaceutical companies and commercial laboratories engaged in scientific research. Our present customers of the Cell Robotics Workstation include colleges, universities, research laboratories and similar institutions. These customers accounted for substantially all of our sales of the Cell Robotics Workstation and 84% and 54% of our total product sales in the years ending December 31, 2003 and 2002, respectively. Most, if not all, of these customers rely upon federal and state funding in order to support their research activities. The ability of these institutions to purchase our products is dependent upon receiving adequate funding from the public sector. A reduction or withdrawal of government support of scientific pursuits could result in a lower demand for our products, which could adversely affect our ability to become profitable.

ITEM 7. FINANCIAL STATEMENTS

         The following financial statements appear on pages 36 through 55 in this report.

                                                                                                  PAGE
                                                                                                  ----
Report of Independent Certified Public Accountants ..........................................      36

Consolidated Balance Sheets -- December 31, 2003 and 2002....................................      37

Consolidated Statements of Operations --
  Years ended December 31, 2003 and 2002.....................................................      38

Consolidated Statements of Stockholders' Equity (Deficit) -
  Years ended December 31, 2003 and 2002.....................................................      39

Consolidated Statements of Cash Flows --
  Years ended December 31, 2003 and 2002.....................................................      41

Notes to Consolidated Financial Statements...................................................      42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Cell Robotics International, Inc.

We have audited the accompanying consolidated balance sheets of Cell Robotics International, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Robotics International, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP
Albuquerque, New Mexico
March 26, 2004

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                                     2003                      2002
                                                              -----------------         -----------------
ASSETS
Current assets:
     Cash                                                     $          76,816         $         299,083
     Accounts receivable, net of allowance for
         doubtful accounts of $11,426 and
         $4,991                                                         116,278                   500,636
     Other receivables                                                        -                   260,000
     Inventory                                                          596,274                   539,284
     Other current assets                                                27,635                    48,246
                                                              -----------------         -----------------
         Total current assets                                           817,003                 1,647,249
Property and equipment, net                                             233,645                   274,589
Other assets, net                                                        37,412                    60,782
                                                              -----------------         -----------------
         Total assets                                         $       1,088,060         $       1,982,620
                                                              =================         =================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable                                         $         497,620         $         619,679
     Notes payable                                                      795,523                         -
     Notes payable - related parties                                    276,903                   180,402
     Payroll related liabilities                                        224,732                   169,123
     Royalties payable                                                  180,204                   152,400
     Other current liabilities                                           61,534                    71,125
                                                              -----------------         -----------------
              Total current liabilities                               2,036,516                 1,192,729

Commitments and contingencies (Note 9)

Stockholders' (deficit) equity:
     Preferred stock, $.04 par value. Authorized
         2,500,000 shares, zero shares
         issued and outstanding at December 31, 2003
         and 2002                                                             -                         -
     Common stock, $.004 par value. Authorized
         50,000,000 shares, 23,914,588 and 18,406,025
         shares issued and outstanding at December 31,
         2003 and 2002, respectively                                     95,658                    73,624
     Additional paid-in capital                                      31,500,168                29,816,590
     Accumulated deficit                                            (32,544,282)              (29,100,323)
                                                              -----------------         -----------------
              Total stockholders' (deficit) equity                     (948,456)                  789,891
                                                              -----------------         -----------------

Total liabilities and stockholders' (deficit) equity          $       1,088,060         $       1,982,620
                                                              =================         =================

        The accompanying notes are an integral part of these statements.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                     2003                      2002
                                                              -----------------         -----------------
Product sales                                                 $         797,367         $       1,584,359

Cost of goods sold                                                    1,109,923                 1,340,440

         Gross (loss) profit                                           (312,556)                  243,919
                                                              -----------------         -----------------

Operating expenses:
     General and administrative                                       1,367,418                 1,153,683
     Marketing & sales                                                  998,926                   945,701
     Research and development                                           572,541                   508,836
                                                              -----------------         -----------------

         Total operating expenses                                     2,938,885                 2,608,220
                                                              -----------------         -----------------

         Loss from operations                                        (3,251,441)               (2,364,301)
                                                              -----------------         -----------------

Other income (expense):
     Interest income                                                          -                        17
     Interest expense                                                  (170,561)                 (153,643)
     Other, net                                                          50,696                    57,358
     Loss on settlement of liabilities, net                             (72,653)                        -
     Loss on extinguishment of debt                                           -                  (546,677)
                                                              -----------------         -----------------

         Total other expense                                           (192,518)                 (642,945)
                                                              -----------------         -----------------

Net loss                                                      $      (3,443,959)        $      (3,007,246)
                                                              =================         =================

Net loss per common share, basic and diluted                  $           (0.17)        $           (0.25)
                                                              =================         =================

Weighted average common shares
     outstanding, basic and diluted                                  19,982,334                11,826,692
                                                              =================         =================

        The accompanying notes are an integral part of these statements.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                      Preferred Stock         Common Stock
                                                     ----------------    ----------------------       Paid-in       Accumulated
                                                     Shares    Amount      Shares       Amount        Capital         Deficit
                                                     ------    ------    ----------    --------    ------------    ------------
Balance at January 1, 2002                               -      $ -       9,956,137    $ 39,825    $ 25,223,575    $(26,093,077)
Stock issued for services                                -        -         257,442       1,030         135,393               -
Issuance of stock at $0.71 in a private
    placement, less costs of offering                    -        -         432,541       1,730         258,432               -
Exercise of stock options                                -        -       1,817,924       7,272         688,918               -
Conversion of convertible debt                           -        -         684,685       2,738         427,544               -
Issuance of stock at $0.53 in a private
    placement, less costs of offering                    -        -         438,270       1,753         174,970               -
Issuance of stock at $0.45 in a private
    placement, less costs of offering                    -        -         111,111         444          37,891               -
Issuance of stock at $0.40 in a private
    placement, less costs of offering                    -        -       1,250,000       5,000         434,439               -
Payment of debt with equity issuance                     -        -       3,457,915      13,832       1,794,139               -
Warrants issued in payment of debt
    with equity transactions                             -        -               -           -         294,768               -
Warrants issued in private placement
    transactions                                         -        -               -           -         155,054               -
Options & warrants issued for services                   -        -               -           -         191,467               -
Net loss                                                 -        -               -           -               -      (3,007,246)
                                                       ---      ---      ----------    --------    ------------    ------------
Balance at December 31, 2002                             -        -      18,406,025      73,624      29,816,590     (29,100,323)

Stock issued for services                                -        -       4,063,556      16,254         976,031               -
Issuance of stock at $0.40 in private
    placements, less costs of offering                   -        -         625,000       2,500         184,176               -
Exercise of stock options                                -        -         470,000       1,880         155,120               -
Issuance of stock at $0.35 in a private
    placement, less costs of offering                    -        -          28,572         114           7,573               -
Shares issued in payment of debt                         -        -         321,435       1,286         106,588               -
Warrants issued in private placement transactions        -        -               -           -          47,000               -
Beneficial conversion charge                             -        -               -           -           6,833               -

Options & warrants issued
    for services                                         -        -               -           -         200,257               -
Net loss                                                 -        -               -           -               -      (3,443,959)
                                                       ---      ---      ----------    --------    ------------    ------------
Balance at December 31, 2003                             -      $ -      23,914,588    $ 95,658    $ 31,500,168    $(32,544,282)
                                                       ===      ===      ==========    ========    ============    ============

        The accompanying notes are an integral part of these statements.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                            2003                       2002
                                                                        ------------               -----------
Cash flows from operating activities:
    Net loss                                                            $ (3,443,959)               (3,007,246)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                      131,232                   144,072
          Beneficial conversion charge                                         6,833                   271,791
          Provision for bad debts                                              6,435                         -
          Gain on sale of property and equipment                             (12,500)                        -
          Loss on settlement of liabilities, net                              72,653                         -
          Options and warrants issued for services                           200,257                   486,235
          Common stock issued for services                                   899,676                   303,693
    Changes in operating assets and liabilities:
          Decrease (increase) in receivables                                 377,923                  (213,154)
          (Increase) decrease in inventory                                   (56,990)                  372,137
          Decrease (increase) in other assets                                 20,611                   (61,020)
          Increase in accounts payable
              and payroll related liabilities                                 33,370                    10,583
          Increase in other current
              liabilities and royalties payable                               18,213                   121,318
                                                                        ------------               -----------
       Net cash used in operating activities                              (1,746,246)               (1,571,591)
                                                                        ------------               -----------

Cash flows from investing activities:
    Proceeds for sale of property and equipment                               12,500                         -
    Purchase of property and equipment                                       (66,918)                  (11,467)
                                                                        ------------               -----------
       Net cash used in investing activities                                 (54,418)                  (11,467)
                                                                        ------------               -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                   501,363                   809,712
    Proceeds from exercise of options                                        157,000                   696,190
    Proceeds from loan, net of discount - related parties                    200,385                   586,933
    Proceeds from loans, net of discount                                     964,993                         -
    Repayments of notes payable                                             (245,344)                 (216,327)
                                                                        ------------               -----------

       Net cash provided by financing activities                           1,578,397                 1,876,508
                                                                        ------------               -----------

Net (decrease) increase in cash:                                            (222,267)                  293,450
Cash:
    Beginning of year                                                        299,083                     5,633
                                                                        ------------               -----------
    End of year                                                         $     76,816               $   299,083
                                                                        ============               ===========

Supplemental information:
    Non-cash - Conversion of debt to equity                             $          -               $   410,400
    Non-cash - Payment of payables & debt with equity                   $  1,120,116               $ 1,556,062
    Interest paid                                                       $     63,626               $   162,579
                                                                        ============               ===========

        The accompanying notes are an integral part of these statements.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

(2)      CAPITAL RESOURCES

         Since inception, the Company has incurred operating losses and other equity charges which have resulted in an accumulated deficit of $32,544,282 at December 31, 2003 and operations using net cash of $1,746,246 in 2003.

         The Company's ability to improve cash flow and ultimately achieve profitability will depend on its ability to significantly increase sales. Accordingly, the Company is manufacturing and marketing the Lasette, a sophisticated laser-based medical device, that leverages the Company's existing base of technology. The Company believes the markets for this product is broader than that of the scientific research instruments market and, as such, offers a greater opportunity to significantly increased sales. In addition, the Company is pursuing development and marketing partners for some of its new medical products, such as the UltraLight Laser. If obtained, the Company believes these partnerships may enhance the Company's ability to rapidly ramp-up its marketing and distribution strategy, and possibly offset the products' development costs.

         Although the Company has begun manufacturing and marketing the Lasette and the Company continues to market its scientific research instrument line, it does not anticipate achieving profitable operations until after 2004. As a result, the Company expects that additional operating funds will be required under alternative financing sources and that its accumulated deficit will increase in the foreseeable future.

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

                  Certain prior year numbers have been reclassified to conform with current year presentation.

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

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

                  Changes in the Company's allowance for doubtful accounts are as follows:

                                                           2003                 2002
                                                        ---------             --------
Beginning balance                                       $   4,991             $ 4,991
Bad debt expense                                           88,896                   -
Accounts written-off                                       82,461                   -
Recoveries                                                      -                   -
                                                        ---------             -------
Ending Balance                                             11,426               4,991

         (e)      Inventory

                  Inventory is recorded at the lower of cost, determined by the first-in, first-out method, or market. Obsolete inventory is written-off in the period that the impairment occurs.

                  Inventory at December 31 consists of the following:

                                                            2003                2002
                                                         ---------           ---------
Finished goods                                           $ 115,196           $   8,901
Parts and components                                       353,408             436,181
Sub-assemblies                                             130,752              94,202
                                                         ---------           ---------
                                                         $ 599,356           $ 539,284
                                                         =========           =========

         (f)      Property and Equipment

                  Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from five to seven years for furniture and fixtures, three to five years for computers, three to seven years for equipment and leasehold improvements are amortized over the life of the original lease. Routine maintenance and repairs are charged to expense as incurred. Annually the Company reviews property and equipment for potential impairment. Any losses noted are written-off in the period that the impairment occurs.

         (g)      Earnings Per Share

                  Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                  year, is the same as basic loss per share for 2003 and 2002, as all potentially dilutive securities were anti-dilutive.

                  Options to purchase 3,018,354 and 3,130,869 shares of common stock were outstanding at December 31, 2003 and 2002, respectively. Additionally, warrants to purchase 3,155,085 and 3,299,350 shares of common stock were outstanding at December 31, 2003 and 2002, respectively. These were not included in the computation of diluted earnings per share as the exercise of these options and warrants would have been anti-dilutive.

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

         (j)      Revenue

                  The Company recognizes revenue on sales of its products when the products are shipped from the plant and ownership is transferred to the customer. In certain cases, when selling research instruments the Company offers additional services such as installation and training. Although revenue is recognized for the value of the product that is shipped to a customer, if the customer does request installation and or training the revenue related to the service activities is deferred until the services are completed. Appropriate allowances are made for returns.

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

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

                                                                          Year ended December 31,
                                                                        --------------------------
                                                                            2003           2002
Net loss, as reported                                                   $(3,443,959)   $(3,007,246)
Add: Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects                                             -              -

Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for awards granted,
   modified, or settled, net of related tax effects                        (207,657)      (234,708)
                                                                        -----------    -----------
Pro forma net loss                                                      $(3,651,616)   $(3,241,954)
                                                                        ===========    ===========

Loss per share, basic and diluted:
   As reported                                                          $     (0.17)   $     (0.25)
   Pro forma                                                            $     (0.18)   $     (0.27)

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

         (n)      Long-Lived Assets and Intangible Assets

                  Management reviews long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of (SFAS 121), whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, which retained the provisions of SFAS 121 but eliminated goodwill from its scope. In addition, SFAS 144 established an approach to be used in the determination of impairment. The Company has not recorded any impairment charges related to its ling-lived assets and intangible assets.

         (o)      Operating Segments

                  The Company has two operating segments: scientific research instruments and laser-based medical devices. The scientific research instruments segment produces research instruments for sale to universities, research institutes, and distributors. The laser-based medical devices segment produces medical devices for sale to clinics, individual consumers and to distributors.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

(4)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31:

                                                        2003                2002
                                                   --------------     ---------------
Furniture and fixtures (5-7 years)                 $        6,762     $         6,762
Computers (3-5 years)                                     234,422             224,606
Equipment (3-7 years)                                     752,932             707,675
Leasehold improvements (term of the lease)                 43,447              43,447
                                                   --------------     ---------------
                                                        1,037,563             982,490
Accumulated depreciation                                 (803,918)           (707,901)
                                                   --------------     ---------------
Property and equipment, net                        $      233,645     $       274,589
                                                   ==============     ===============

(5)      OTHER ASSETS

         Other assets consist of the following at December 31:

                                                        2003               2002
                                                   --------------     --------------
Patents                                                    48,246             48,246
License agreements                                         61,783             61,783
                                                   --------------    ---------------
                                                          110,029            110,029
Accumulated amortization                                  (72,617)           (49,247)
                                                   --------------    ---------------
Other assets, net                                  $       37,412    $        60,782
                                                   ==============    ===============

The annual amortization for other assets for the years ending December 31, 2004 and 2005 is $23,370, $14,038, respectively.

(6)      STOCK OPTIONS AND WARRANTS

         (a)      Stock Options

                  The Company's shareholders have adopted a Stock Incentive Plan (the "Incentive Plan") pursuant to which the Company's Board of Directors may grant to eligible participants options in the form of Incentive Stock Options ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended, or options which do not qualify as ISO's ("Non-Qualified Stock Options" or "NQSO's"). An aggregate of 1,500,000 shares of the Company's common stock is reserved for issuance under the Incentive Plan. Generally, stock options granted under the Incentive Plan have five-year terms and become fully exercisable after three or four years from the date of grant. The Incentive Plan expired in August 2002. Therefore the 672,765 options available for grant on the date the Incentive Plan also expired.

                  In September 2002 the Company's Board of Directors adopted the 2002 Stock Purchase Plan (the "2002 Plan"). An aggregate of 5,000,000 have been reserved for issuance under the 2002 Plan as of December 31, 2003. Participants in the 2002 Plan may be granted shares of common stock or options

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                  to purchase shares of common stock. Options granted under the 2002 Plan have an exercise price that is greater than the market price of the Company's stock on the date of grant. Therefore in accordance with the provisions of APB 25 the Company does not record a charge against income for options granted to employees. However, the Company does record a charge against income for the fair value of options granted to consultants. During 2003 and 2002 the Company granted 600,000 and 1,810,000, respectively, options to consultants. These option grants to consultants resulted in expenses being recorded against earnings in 2003 and 2002 of approximately $57,800 and $129,684, respectively.

                  Following is a summary of activity in the Company's options for employees, directors, outside consultants, and technical advisors:

                                                        YEAR ENDED DECEMBER 31,
                                                 2003                               2002
                                      -------------------------         --------------------------
                                       WEIGHTED-                        WEIGHTED-
                                        AVERAGE                          AVERAGE
                                       EXERCISE                         EXERCISE
                                        PRICE           NUMBER           PRICE            NUMBER
                                      ----------      ---------         ---------      -----------
Outstanding at beginning of year       $ 1.23         3,130,869         $ 1.37          2,923,626
Granted                                $ 0.41         1,340,553         $ 0.61          2,517,000
Exercised                              $ 0.33          (470,000)        $ 0.38         (1,817,924)
Forfeited                              $ 1.39          (983,068)        $ 2.09           (491,833)
                                                      ---------                        ----------
Outstanding at end of year             $ 0.94         3,018,354         $ 1.23          3,130,869
                                                      ---------                        ----------
Exercisable at end of year             $ 1.01         2,475,854         $ 1.22          2,555,539

The following summarizes certain information regarding outstanding stock options at December 31, 2003:

                                           TOTAL                                      EXERCISABLE
                       ----------------------------------------------        ---------------------------
                                                          WEIGHTED-
                                        WEIGHTED-          AVERAGE            WEIGHTED-
                                         AVERAGE          REMAINING            AVERAGE
    EXERCISE                            EXERCISE         CONTRACTUAL          EXERCISE
  PRICE RANGE           NUMBER           PRICE           LIFE (YEARS)           PRICE            NUMBER
--------------         ---------       ----------        ------------        ----------        ---------
$ 0.37 to 0.50         1,491,680         $ 0.40              3.75              $ 0.39          1,188,347
  0.57 to 0.80           652,500           0.73              2.93                0.74            513,333
  1.25 to 1.78           444,174           1.34              3.00                1.37            344,174
  2.06 to 2.81           420,000           2.70              1.61                2.70            420,000
  4.38 to 4.38            10,000           4.38              1.40                4.38             10,000
                       ---------         ------              ----              ------          ---------
Total                  3,018,354         $ 0.94              3.16              $ 1.01          2,475,854
                       =========         ======              ====              ======          =========

                  During 2003 and 2002, the Company granted 1,340,553 and 702,000, respectively, options outside of the Incentive Plan and the 2002 Plan, for the purchase of the Company's common stock to employees, directors, consultants and a provider of public relations services for the Company. Such options are included in the above tables.

                  At December 31, 2001, there were 677,765 additional shares available for grant under the Incentive Plan. The Incentive Plan was terminated in August 2002, therefore, no shares were available for issuance at December 31, 2003 or December 31, 2002. At December 31, 2003 and December 31, 2002, there were 282,609 and 2,558, respectively, shares available for grant under the 2002 Plan. The weighted-average fair value of stock options granted in 2003 and 2002 was $0.16 and $0.21, respectively, calculated on the date of grant using the Black Scholes option-pricing model using the following assumptions for 2003 and 2002, respectively. Expected dividend yield of 0% and 0%, risk-free interest rate of 3.12% and 3%, expected life of option of 4 years and 4 years, and expected

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                  volatility of 112% and 114%.

         (b)      Warrants

                  In January 2001 the Company issued warrants to five of its directors. The warrants were issued in connection with the $1 million board loan between the directors and the Company. See note 11. The warrants are exercisable through January 31, 2004 to purchase an aggregate of 150,000 shares of common stock for a price of $1.125 per share. The warrants expired unexercised on January 31, 2004.

                  In August 2001 the Company issued warrants to a director to purchase 37,500 shares of common stock, of which 28,500 are exercisable. The warrants were issued in connection with the $500,000 convertible loan between the director and the Company. The warrants are exercisable through August 2, 2004 to purchase 28,500 shares of common stock for a price of $0.67 per share.

                  In connection with a license agreement between Becton Dickinson and Company, in January 2002 the Company issued warrants to purchase 225,000 shares of common stock. The warrants are exercisable through November 7, 2006 for a price of $0.37 per share.

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

                  In connection with a February 2003 private placement, the Company issued to a private investor warrants to purchase 50,000 shares of common stock. The warrants are exercisable through February 25, 2008 for a price of $0.575 per share.

                  In connection with a February and April 2003 private placement, the Company issued to a private investor warrants to purchase 112,500 shares of common stock. The warrants are exercisable through June 11, 2008 for a price of $0.55 per share.

                  In connection with an April 2003 payment to a consultant, the Company issued to OCM, LLC, a consulting firm whose partner is Mr. Eutimio Sena, the Chief Executive Officer and a director of the

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                  Company, warrants to purchase 135,788 shares of common stock. The warrants are exercisable through April 4, 2008 for a price of $0.60 per share. The fair value of the warrants was calculated on the date of grant using the Black Scholes option pricing model. The Company recorded a charge of $32,389, the fair value of the warrants, to expenses.

                  In connection with a June 2003 private placement, the Company issued to a private investor warrants to purchase 5,750 shares of common stock. The warrants are exercisable through June 5, 2008 for a price of $0.60 per share.

                  In connection with a 2003 debt facility the Company issued to a private investor warrants to purchase 600,000 shares of common stock. The warrants are exercisable through various dates between September 5, 2006 and December 24, 2006 for a price of $0.375 per share. The fair value of the warrants was calculated on the date of grant using the Black Scholes option pricing model. The fair value of the warrants, of $90,560, is being amortized to the Company's expenses on a straight-line basis over the life of the loan agreement.

                  In connection with a November 2003 loan, the Company issued to Mr. Oton Tisch, a director of the Company, warrants to purchase 121,500 shares of common stock. The warrants are exercisable through November 21, 2005 for a price of $0.375 per share. The fair value of the warrants was calculated on the date of grant using the Black Scholes option pricing model. The fair value of the warrants, of $14,922, is being amortized to the Company's expenses on a straight-line basis over the life of the loan agreement.

                  In connection with a December 2003 payment for services, the Company issued to OCM, LLC, a consulting firm whose partner is Mr. Sena and to Mr. Eutimio Sena, a director of the Company and the Company's Chief Executive Officer, warrants to purchase shares of common stock. Four different warrants were issued and are exercisable through December 31, 2008. Warrants for 108,345 shares were issued for a price of $0.60 per share to OCM, LLC. Warrants for 58,750 shares were issued for a price of $0.30 per share were issued to Mr. Sena. Warrants for 73,824 shares were issued for a price of $0.26 per share were issued to Mr. Sena. Warrants for 93,104 shares were issued for a price of $0.375 per share were issued to Mr. Sena. The fair value of the warrants was calculated using the Black Scholes options pricing model. The fair value of the warrants granted to Mr. Sena is included as a charge against earnings with the fair value charge of options granted to other employees in the supplemental disclosure in (m) of footnote 3.

(7)      ROYALTY AGREEMENTS

         The Company is party to several royalty agreements under which it must make payments to the original holders of patents on components used in its products. Such royalties, equal to 1 to 2 percent of the net sales of the products containing patented components, are generally due upon sale of the products. In January 2002 the Company signed an exclusive licensing arrangement with Becton Dickinson and Company regarding the Tankovich Patent. The license is valid until the patent expires in 2012. The Company is required to pay Becton Dickinson a royalty of 2.5% on all sales of the Lasette and its related accessories and issued 225,000 warrants. Under the license, the payment of royalties for sales during the first two years of the agreement is deferred until November 2004. Royalties earned during 2004, the third year of the agreement and through the remainder of the term will be payable on a quarterly basis. In connection with the license, Becton Dickinson released the Company from any alleged infringement under the Tankovich Patent.

         One royalty agreement pertains to the Company's worldwide, non-exclusive license agreement which continues until January 2007. Under the terms of the royalty agreement, the Company must pay an annual royalty of 7 percent based on revenue generated from sales of the Company's products that use the patent, with a minimum annual payment of $35,000. The minimum annual royalty payment of $35,000 is payable as follows: $17,500 sixty days after the end of each semiannual period ending the last day of June and December. As of December 31, 2003 and 2002 the Company had accrued royalties of $180,204 and $152,400, respectively.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

(8)      INCOME TAXES

         No provision for federal or state income tax expense has been recorded due to the Company's losses and management's belief that it is more likely than not that some portion or all of the losses and other net deferred tax assets will not be realized. Total income tax benefit differs from the amounts computed by applying the statutory tax rate to loss before income taxes. The reason for this difference is as follows:

                                                                   DECEMBER 31,
                                                         2003                      2002
                                                     -----------               -----------
Expected tax benefit at the
         U.S. statutory rate of 34% plus state
         taxes at 8%                                 ($1,436,000)              ($1,022,000)
Valuation allowance                                    1,436,000                 1,022,000
                                                      ----------                ----------
Actual tax benefit                                    $        -                $        -
                                                      ==========                ==========

         The Company has net operating loss carryforwards and temporary differences that give rise to the following deferred tax assets and liabilities:

                                                    DECEMBER 31,
                                             2003              2002
                                         ------------      ------------
Deferred tax assets:
    Net operating loss carryforwards     $ 11,325,000      $  9,869,000
    Inventory capitalization                   27,000            82,000
    Vacation and sick leave payable            20,000            49,000
    Allowance for doubtful accounts             5,000             2,000
    Warranty and return reserves                2,000            20,000
                                         ------------      ------------
                                           11,379,000        10,022,000
Less valuation allowance                  (11,329,000)       (9,893,000)
                                         ------------      ------------
         Net deferred tax asset                50,000           129,000
                                         ------------      ------------
Deferred tax liabilities:
    Amortization                               44,000            42,000
    Depreciation                                6,000            87,000
                                         ------------      ------------
         Net deferred income taxes       $          -      $          -
                                         ============      ============


         The net deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $25,400,000 expires beginning in 2006 through 2023. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited.

(9)      COMMITMENTS

         The Company is obligated under a non-cancellable operating lease for building facilities which is subject to annual increases of approximately 3% and expires on November 30, 2007. The Company has an option to terminate the lease as of November 30, 2005 if it pays the landlord a cancellation fee of $18,500 plus accrued rent through termination. Rent expense for 2003 and 2002 was $126,962 and $120,808, respectively. The minimum annual lease commitments for all building facilities at December 31, 2003 is $111,918 for 2004, $115,557 for 2005, $119,197 for 2006 and $112,322 for 2007.

         The Company has a sales and export contract with Obras Electromecanicas TKV. Mr. Oton Tisch, one of the Company's directors, is the sole owner and Chief Executive Officer and President of TKV. The contract requires the Company to pay TKV a commission on sales that TKV or its representatives negotiate. The commission rate, calculated annually, is 5% on the first $1,000,000 in sales, 3.5% on the next $1,000,000, 2.5%
         on the next $1,000,000 and 2% on any additional sales. The sales and export contract expired in September

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

         2003 and the Company was not obligated to accrue or pay any amounts in 2003.

         On June 28, 2000, the Company entered into an employment agreement with Paul Johnson, Chief Financial Officer and Secretary. Mr. Johnson also currently serves as Director. Under the employment agreement, if there is a change in control under Mr. Johnson's employment agreement that results in his termination or he resigns within 45 days of the change in control, then we must pay Mr. Johnson in 12 equal monthly installments commencing after the termination date an aggregate amount equal to Mr. Johnson's then prevailing annual total compensation, including base salary but excluding fringe benefits.

(10)     EQUITY TRANSACTIONS

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

         In September and October, 2002, the Company issued an aggregate of 187,442 shares of its common stock to two consultants for services rendered.

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

         On November 22, 2002, the Company issued 1,250,000 shares of its common stock in a private placement

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

         On March 5, 2003, the Company issued 250,000 shares of its common stock in a private placement with Valentin Bagarella, a private investor. Gross proceeds to the Company were $100,000. Additionally, Mr. Bagarella was issued a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $0.575 per share. The warrant expires on February 25, 2008.

         On February 20, and April 3, 2003, the Company issued 375,000 shares of its common stock in a private placement with RR&L, LLC, a private investment partnership. Gross proceeds to the Company were $150,000. Additionally, RR&L, LLC was issued a warrant to purchase 112,500 shares of the Company's common stock at an exercise price of $0.55 per share. The warrant expires on June 11, 2008.

         On June 10, 2003, the Company issued 28,572 shares of its common stock in a private placement with Haydock Miller, a private investor. Gross proceeds to the Company were $10,000. Additionally, Mr. Miller was issued a warrant to purchase 5,750 shares of the Company's common stock at an exercise price of $0.60 per share. The warrant expires on June 5, 2008.

         On April 4, 2003 and on December 31, 2003 we issued an aggregate of 1,879,241 shares of our common stock to Eutimio Sena and to OCM LLC as payment for services rendered (976,530 shares were issued to OCM LLC and 902,711 were issued to Mr. Sena.) Mr. Sena is our President and Chief Executive Officer and is a partner of OCM LLC. The fair value of the shares issued was determined by using the average of the high and low selling prices of the Company's common stock on the measurement date. The fair value was recorded as an expense in the Company's 2003 statement of operations. The Company recorded the cost of the consulting services as an expense against operations of approximately $406,500 with an additional charge as a loss on the settlement of liabilities of approximately $92,600.

         During 2003 the Company issued an aggregate of 4,533,556 shares of its common stock to consultants and employees for services rendered. The fair value of the shares issued was determined by using the average of the high and low selling prices of the Company's common stock on the measurement date. The fair value was recorded as an expense in the Company's 2003 statement of operations.

         In December 2003 the Company issued an aggregate of 321,435 shares of its common stock as payment of amounts due under a note payable and a trade payable. The fair value of the shares issued was determined by using the average of the high and low selling prices of the Company's common stock on the measurement date. In the settlement of the debt and trade payable the Company recorded a gain of approximately $20,000 that is recorded in the Company's 2003 statement of operations.

         On December 23, 2003 we signed an agreement with a private trust named CRII-SASCO Business Trust.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

         Under the agreement, CRII-SASCO Business Trust agreed to purchase 1,600,000 shares of our common stock for an aggregate price of $400,000. We expect the transaction to close in the second quarter of 2004.

(11)     NOTES PAYABLE

         In January 2001, certain members of the Company's board of directors or affiliates of members or former members of the Company's board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Oton Tisch dated November 12, 2002, the Company issued 2,309,255 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of December 31, 2003, the remaining principal balance of loans outstanding under the loan agreement was approximately $56,000 can be demanded at any.

         On March 29, 2002, the Company signed a promissory note in the face amount of $2,000,000 payable to a director, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. Under this promissory note, Mr. Tisch may make one or more advances to the Company at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $1,488,500 (the "Loan A Facility"). Additionally, Mr. Tisch must make requested advances under this note up to an aggregate principal sum of $511,500 so long as he remains satisfied in his reasonable credit judgment with the Company's capital raising activities (the "Loan B Facility"). Therefore, Mr. Tisch has no obligation or commitment to make any loans under the Loan A Facility and must make advances under the Loan B Facility only to the extent he is satisfied with the Company's capital raising activities in his reasonable credit judgment. This note bears interest at 8% per annum and is presently secured by all of the Company's assets. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Tisch dated November 12, 2002, the Company issued 776,949 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $337,300 of principal and $12,327 of accrued interest owing to Mr. Tisch under the promissory note. Additionally, on November 19, 2002, the Company repaid, in cash, $180,000 owing under the note. As of December 31, 2003, the remaining principal balance outstanding under the note was approximately $283,000, all of which was outstanding under the Loan B Facility. No amounts borrowed under the Loan A Facility or the Loan B Facility may be reborrowed after being repaid by the Company. As of December 31, 2003, the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,000,000. As of December 31, 2003, the remaining amount available under the Loan B Facility is approximately $213,000. All principal and interest outstanding under the note are due on April 1, 2004.

         A private investor that is not affiliated with the Company has advanced the Company the principal sum of $27,000. On December 31, 2003 the balance of approximately $28,000 was paid by the Company upon the issuance of 93,366 shares of its common stock

         Private investors that are not affiliated with the Company have advanced the Company principal sums of $20,000 and $35,000, on May 20, 2003 and on June 6, 2003, respectively. The notes are due on demand and bear interest at a rate of 10%. The notes permit the holder of the notes to convert the outstanding balance of the notes into the Company's common stock at a rate of $0.30 per share. The Company recorded a beneficial conversion charge during the quarter ended June 30, 2003 of $6,833 in connection with these two notes.

         On August 29, 2003 the Company entered into a loan and security agreement that provides for a non-affiliated party to loan the Company, at the lender's sole discretion, up to $750,000. As of December 31, 2003 the Company had borrowed the entire $750,000 under this facility. The Company paid a facility fee of 75,000 shares of its common stock in connection with the loan and security agreement. A charge of approximately $10,000, the fair value of the shares, was recorded in the financial statements for these shares. The loan is due on September 5, 2004. For each advance under the loan and security agreement the Company must paid a 4% origination fee and is required to pay advanced interest of 2% per month. Additionally the Company issued to lender warrants to purchase 600,000 shares of common stock. The warrants are exercisable through various dates between September 5 2006 and December 24, 2006 for a price of $0.375 per share. The loan is secured

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

         by the Company accounts receivable and inventory and by an interest in the Company's intellectual property related to the workstation products.

(12)     SUBSEQUENT EVENTS

         On February 27, 2004, the Company entered into a stock purchase agreement with Frederick A. Voight, a private investor. In connection with this agreement, the Company issued 520,000 shares of its common stock and received, in gross proceeds, $130,000.

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

                                         DECEMBER 31, 2003
                                         -----------------
                           SCIENTIFIC    LASER-BASED
                            RESEARCH       MEDICAL
                           INSTRUMENTS     DEVICES      CORPORATE      TOTAL
                           -----------   -----------    ---------      ------
Revenues from customers    $  695,834       101,533             -       797,367
Loss from operations         (152,889)   (1,697,131)   (1,401,421)   (3,251,441)
Segment assets                225,904       378,509       483,647     1,088,060

                                                             DECEMBER 31, 2002
                                                             -----------------
                                       SCIENTIFIC          LASER-BASED
                                        RESEARCH             MEDICAL
                                       INSTRUMENTS           DEVICES            CORPORATE          TOTAL
                                       -----------         -----------          ---------          ------
Revenues from customers              $   850,281               734,078                  -         1,584,359
Profit (loss) from operations           (121,996)           (1,091,575)        (1,150,730)       (2,364,301)
Segment assets                           238,505               532,898          1,211,217         1,982,620

         Segment assets for scientific research instruments and laser-based medical devices represent accounts receivable, inventory and specifically identifiable manufacturing equipment. The remaining assets are not allocated between the segments, as there is no practical method to allocate those assets between the segments.

         The Company has no foreign operations. However, total export sales for the years ended December 31, 2003 and 2002 were approximately $220,000 and $386,000, respectively. The sales were primarily to companies in Asia, Europe and Australia. Export sales are attributed to the country where the product is shipped. The

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

         Company had sales to one customer, located in Spain that accounted for 16% of its consolidated product sales in 2003. The Company had sales to two customers, the first of which is located in Japan, in fiscal 2002 that accounted for 18% and 23%, respectively, of its consolidated product sales.

(14)     RECENT ACCOUNTING PRONOUNCEMENTS

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

         In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). FIN 46 or FIN 46(R) should be applied to entities considered to be special-purpose entities (SPEs) no later than as of the end of the first reporting period ending after December 15, 2003 (as of December 31, 2003 for a calendar-year reporting enterprise). For this purpose, SPEs are entities that would have previously been accounted for under EITF Issue 90-15, "Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions," EITF Issue 96-21, "Implementation Issues in Accounting for Leasing Transactions involving Special-Purpose Entities," EITF Issue 97-1, "Implementation Issues in Accounting for Lease Transactions, including Those involving Special-Purpose Entities," and EITF Topic D-14, "Transactions involving Special-Purpose Entities." SPEs within the scope of this transition provision include any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. FIN 46(R) should be applied to all entities within its scope by the end of the first reporting period that ends after December 15, 2004, for reporting enterprises that are small business issuers (that is, as of December 31, 2004 for calendar-year reporting enterprises). The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

         The FASB issued Statement 150 (SFAS 150), Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity, on May 15, 2003. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar year companies). The effect of adopting Statement 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. The Company did not experience a material impact to its financial condition or the results of its operations with the adoption of the provisions of SFAS 150.

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

ITEM 8A. CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-KSB. Based upon their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The name, age and position of our directors, executive officers and key employees are as follows:

    NAME                         AGE                                      POSITION
    ----                         ---                                      --------
Eutimio Sena                      55     President and Chief Executive Officer, Vice Chairman of the Board of
                                         Directors
Gary Oppedahl                     44     Chief Operating Officer and Director
Paul Johnson                      40     Executive Vice President, Chief Financial Officer, Secretary and Director
Richard Zigweid                   55     Vice President of Manufacturing
Oton Tisch                        73     Chairman of the Board of Directors
Dr. Toby Simon                    59     Director
Dr. David Mueller                 64     Director

EUTIMIO SENA was appointed as our President and Chief Executive Officer on June 17, 2003. He was appointed to our board of directors on August 29, 2002 and serves as Vice Chairman of the Board of Directors. Mr. Sena has over 20 years management experience, particularly in emerging technologies and market launches. From 1992 to present, he has served as the Vice President/General Manager of OCM, Inc., launching OCM's mergers, acquisitions and restructures. Mr. Sena also served as Division Vice President/Multimedia integrated Systems, Division Vice President/Strategic Accounts/Government, and Corporate Director/Strategic Business Planning with Fujitsu America, Inc. from 1984 to 1992. Mr. Sena holds a BS in Computer Information Systems from the University of Colorado and a BA/MBA in Management Information Systems from the University of New Mexico.

GARY OPPEDAHL was appointed as our Chief Operating Officer in July 2003. From July 15, 2002 to June 2003 Gary was our President and Chief Executive Officer. He was also appointed as an interim director for the company on July 15, 2002. From 1999 to July 2002, he served as Senior Vice President of Business Development, Product Realization and Marketing at Novalux, Inc., an innovator in the design and manufacturer of optoelectronics, specifically extended cavity surface emitting lasers, for use in long-haul fiber optic telecommunication networks, in Silicon Valley, California. From 1996 to 1999, Mr. Oppedahl was Vice President of Operations for MODE, Inc., a manufacturer of vertical cavity surface emitting lasers for commercial use in optical data communication applications. He has a degree in Electrical Engineering from Chapman College.

PAUL JOHNSON was appointed as our Chief Financial Officer in July 2000 and Secretary in November 2000. He was also appointed as an interim director of the company in March 2002. From September 1994 to July 2000, he served as Assistant Controller and then the Controller for Helen of Troy Limited, a $300 million manufacturer and distributor of personal care products. From November 1987 to September 1994, he was employed by KPMG Peat Marwick LLP, now known as KPMG LLP. He has a degree in accounting and a masters degree in accountancy from Brigham Young University.

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

To our knowledge, based solely upon review of the copies of such reports furnished to us during the year ended December 31, 2003, no director, officer or beneficial holder of more than 10% of any class of our equity securities failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the most recent fiscal year.

CODE OF ETHICS

We have adopted a Code of Ethics for our chief executive office and chief financial officer. A copy of the Code of Ethics has been filed as an exhibit to this report.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth the summary information of compensation paid to our Chief Executive Officer, our only highly compensated executive officers in fiscal years 2001 through 2003.

                                                                                        SECURITIES
                                                                                        UNDERLYING      ALL OTHER
                                                                   ANNUAL                OPTIONS/     COMPENSATION
          NAME AND PRINCIPAL POSITION                 YEAR      COMPENSATION             SARs (#)          ($)
-------------------------------------------           ----      ------------            ----------    -------------
Eutimio Sena, Vice Chairman of the Board of
   Directors, President and Chief Executive           2003       $  274,769(2)            225,678              -
   Officer(1)

Gary Oppedahl, Director and Chief Operating           2003       $  177,372               500,000        $ 1,216(4)
   Officer(1)                                         2002       $   60,782               500,000(3)     $   956(4)

----------
(1) Eutimio Sena was appointed as our Chief Executive Officer and President on June 17, 2003. Mr. Sena was appointed to our board of directors on August 29, 2002 and serves as Vice Chairman of the Board of Directors. Gary Oppedahl was appointed as our Chief Operating Officer in July 2003. From July 15, 2002 to June 17, 2003 Mr. Oppedahl was our President and Chief Executive Officer. Mr. Oppedahl was appointed as a director of our company on July 15, 2002.

(2) The compensation paid to Mr. Sena includes the issuance of 902,711 shares of our common stock, which was valued at $189,569. For purposes of computing the compensation to Mr. Sena on this table, the shares were valued at their fair market value at the date of issuance.

(3) Includes options to purchase 300,000 shares of our common stock, which Mr. Oppedahl forfeited upon his June 17, 2003 resignation as President and Chief Executive Officer.

(4)  The amounts represent the Company's matching of the employee's 401(k).

EMPLOYMENT AGREEMENTS

On June 28, 2000, we entered into an employment agreement with Paul Johnson, our Chief Financial Officer and Secretary. Mr. Johnson also currently serves as Director. Under the employment agreement, if there is a change in control under Mr. Johnson's employment agreement that results in his termination or he resigns within 45 days of the change in control, then we must pay Mr. Johnson in 12 equal monthly installments commencing after the termination date an aggregate amount equal to Mr. Johnson's then prevailing annual total compensation, including base salary but excluding fringe benefits.

On June 16, 2003, we entered into an agreement with Eutimio Sena to serve as our President and Chief Executive Officer. Under the agreement, Mr. Sena's salary is determined based on a rate of $150 per hour (not to exceed an annualized amount of $425,000 over the period of the agreement). Until we are adequately funded, we agreed that any salary would be paid by issuing shares of our common stock. The number of shares to be issued as salary is calculated using a 25% discount to the average market closing price and calculated each month. In addition to salary compensation, Mr. Sena is also entitled to grants of non-qualified options to purchase shares of our common stock. The number of shares subject to options that may be granted under this agreement is equal to 25% of the shares of our common sock paid to Mr. Sena as salary compensation. These options have a 5 year duration from the date issued and have exercise prices based on prevailing market conditions or equivalent to options or warrants granted to our other investors, directors or officers.

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

At December 31, 2003, we had options outstanding to purchase a total of 357,500 shares of our common stock under the Stock Incentive Plan consisting of ISOs and NSOs to purchase 267,500 shares and 90,000 shares, respectively. The ISOs are exercisable at prices ranging from $0.48 to $2.81 per share. The NSOs are exercisable at prices ranging from $0.47 to $4.38 per share. All options were issued with exercise prices at or above market value on the date of grant.

At December 31, 2003, we had also granted options to purchase a total of 2,660,854 shares of our common stock outside of the Stock Incentive Plan. The options are exercisable at prices ranging from $0.37 to $2.73 per share. All options were issued with exercise prices at or above market value on the date of grant.

OPTION GRANTS

The following table sets forth certain information concerning individual grants of stock options made during the last completed fiscal year to each of the named executive officers all of which were issued with exercise prices at or above market value on the date of grant:

                                   NUMBER OF
                                   SECURITIES        % OF TOTAL OPTIONS
                                   UNDERLYING            GRANTED TO
                                    OPTIONS             EMPLOYEES IN          EXERCISE PRICE
      NAME                         GRANTED (#)          FISCAL YEAR               ($/SH)            EXPIRATION DATE
-----------------               ----------------    --------------------    -------------------    -----------------
Eutimio Sena(1)                      58,750                  6%                   $0.30                 12/31/08
                                     73,824                  8%                   $0.26                 12/31/08
                                     93,104                 10%                   $0.38                 12/31/08
Gary Oppedahl(1)                    300,000                 31%                   $0.40                 12/31/08
                                    100,000                 10%                   $0.50                 12/31/08
                                    100,000                 10%                   $0.75                 12/31/08

----------
(1)  The amounts represent warrants granted to Mr. Sena.

(2) The option will become exercisable in the following manner: (i) 150,000 shares of our common stock subject to the option is immediately exercisable; (ii) 150,000 shares of common stock will vest on June 15, 2004; (iii) 100,000 shares of common stock will vest on June 15, 2005 and
     (iv) 100,000 shares of common stock will vest on June 15, 2006. However, the option will vest and become fully exercisable immediately prior to the time of a change in control, as defined in the option, and Mr. Oppedahl will have the right to exercise the option from and after the date of the change in control.

OPTION EXERCISES AND OPTION VALUES

The following tables sets forth certain information concerning the exercise of options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of such named executive officers' unexercised options on an aggregated basis:

                                                                    NUMBER OF
                                                                    SECURITIES             VALUE OF
                                                                    UNDERLYING            UNEXERCISED
                                                                    UNEXERCISED           IN-THE-MONEY
                                                                   OPTIONS AT FY-        OPTIONS AT FY-
                                                                      END(#)               END($)(2)
                           SHARES                                  --------------        ---------------
                         ACQUIRED ON        VALUE REALIZED(1)      EXERCISABLE/          EXERCISABLE/
     NAME                EXERCISE (#)             ($)              UNEXERCISABLE         UNEXERCISABLE
--------------           ------------       -----------------      --------------        ---------------
Eutimio Sena                  -0-                   -0-              225,678/0                $0/--
Gary Oppedahl                 -0-                   -0-            350,000/350,000            $0/$0

----------

(1) Value realized is determined by calculating the difference between the aggregate exercise price of the options and the aggregate fair market value of Common Stock on the date the options are exercised.

(2) The value of unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the options. The closing bid price of our common stock at fiscal year end 2003 was $0.25.

BOARD STRUCTURE

Our board of directors currently has six members. Each director is elected to serve for a term of one year until the next annual meeting of shareholders or until a successor is duly elected and qualified.

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

Eutimio Sena, our President and Chief Executive Officer is a partner of OCM LLC. Prior to June 17, 2003, the date that Mr. Sena was appointed as our President and Chief Executive Officer, Mr. Sena performed consulting services. OCM LLC was paid 976,530 shares of our common stock and 244,133 warrants to acquire our common stock at $0.60 per share as a result of Mr. Sena's consulting services. Mr. Sena disclaims any beneficial ownership of the shares held by OCM LLC. See "Certain Relationships and Related Transactions."

We entered into an International Sales and Marketing Contract with Obras Electromecanicas TKV in August 2001. Mr. Oton Tisch, one of our directors, is the President, Chief Executive Officer and the owner of TKV. Under the contract, TKV performed international sales and marketing services for the Lasette and related accessories and the Cell Robotics Workstation in Mexico and various countries in Asia, Latin America, Central America, the Caribbean and Europe (these are referred to as the "territory" in the contract). The contract expired on August 1, 2003. Through August 1, 2003, TKV earned $203,020 under the contract. In August 2002 and December 2002, we issued to Mr. Tisch an aggregate of 421,711 shares of our common stock and warrants to purchase an aggregate of 92,928 shares of our common stock in payment in full of these fees, plus reimbursement of out-of-pocket expenses. This warrant has an exercise price of $0.60 per share and expires on December 7, 2007. See "Certain Relationships and Related Transactions."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2003, no member of our Compensation Committee was an officer or employee of the company or our subsidiaries. None of our directors or executive officers had a relationship with us or any other company during 2003 that the SEC defines as a compensation committee interlock or insider participation that should be disclosed to shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 25, 2004, for the following: (1) each person who is known by us to own beneficially five percent or more of our outstanding common stock, (2) each of our directors and officers who beneficially own such shares and (3) our officers and directors as a group.

                                                                                     SHARES BENEFICIALLY OWNED
                    NAME OF BENEFICIAL OWNER                                        NUMBER                PERCENT
----------------------------------------------------------------                 -------------            -------
Oton Tisch(1)                                                                     6,089,526(3)             24.2%
Frederick A. Voight(2)                                                            1,713,700(4)              6.9%
Eutimio Sena(1)                                                                   2,379,052(5)              9.8%
Dr. Toby Simon(1)                                                                    34,000(6)                *
Dr. David Mueller(1)                                                                     --                   *
Gary Oppedahl(1)                                                                    621,000(7)              2.6%
Paul Johnson(1)                                                                     543,417(8)              2.2%
All officers and directors as a group (6 persons)                                 9,666,995(9)             36.7%

----------

* Represents ownership interests of less than one percent.

     (1) The business address is c/o Cell Robotics International, Inc., 2715 Broadbent Parkway N.E., Albuquerque, New Mexico 87107. Mr. Tisch's principal residence is in Caracas, Venezuela.

     (2) The business address is c/o F.A. Voight Investments, 7311 Stevens Ridge Road, Lincoln, Nebraska 68516.

     (3) We issued Mr. Tisch a warrant immediately exercisable for 55,949 shares of common stock in a May 2002 private placement of our securities. Also includes 1,056,551 shares issuable upon exercise of warrants issued to Mr. Tisch that are immediately exercisable in connection with loans made by him to us under the January 2001, the August 2001 promissory notes, a November 2003 promissory note and the conversion of certain of his outstanding loans to the company in November 2002. Further, includes stock options covering 5,000 shares issued to Mr. Tisch for serving as a director that are immediately exercisable. In December 2002, we issued to Mr. Tisch warrants to purchase an aggregate of 92,928 shares of our common stock in payment of fees, plus reimbursement of out-of-pocket expenses, incurred under our consulting agreement with Obras Electromecanicas TKV. Mr. Tisch is the sole owner and Chief Executive Officer and President of TKV.

     (4) Includes 250,000 shares issuable upon exercise of a warrant issued to Mr. Voight in connection with a private placement. Also includes 600,000 shares issuable upon exercise of warrants granted to Mr. Voight in 2003 in connection with promissory notes. The warrants are immediately exercisable.

     (5) Includes 225,677 shares subject to warrants exercisable within 60 days of January 20, 2004. Also includes 976,530 shares issued to OCM LLC and 224,134 shares subject to warrants that are immediately exercisable by OCM LLC. Mr. Sena is a partner of OCM LLC. Mr. Sena disclaims any beneficial ownership of the shares held by OCM LLC.

     (6) Includes 30,000 shares issuable upon exercise of an option to Dr. Simon. The options are immediately exercisable.

     (7) Includes 350,000 shares subject to options exercisable within 60 days of March 20, 2004.

     (8) Includes 342,601 shares subject to options exercisable within 60 days of March 20, 2004.

     (9) Includes 727,601 shares subject to options exercisable within 60 days of March 20, 2004. Also includes 1,675,239 shares subject to warrants exercisable within 60 days of March 20, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     - In July 2000, we entered into an employment agreement with Dr. Lohrding. Prior to his resignation on July 15, 2002, Dr. Lohrding served as our President and Chief Executive Officer under the contract. Until the agreement expired on June 30, 2003, Dr. Lohrding continued to serve as an employee providing consulting and advisory services to the company. As such, Dr. Lohrding agreed that he would devote no less than one-half of his time to the company's business. The contract granted Dr. Lohrding 100,000 stock options that vested immediately and expire on July 1, 2005. These options were granted outside of the company's Stock Incentive Plan.

In January 2001, certain members of our board of directors and affiliates of members or former members of our board of directors agreed to make term loan advances to us in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement with us. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the company and Mr. Oton Tisch dated November 12, 2002, we issued 2,309,255 shares of our common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of December 31, 2002, the remaining principal balance outstanding under the loan agreement was approximately $87,000, all of which is owed to former members of our board of directors. These remaining loans can be demanded at any time. In connection with the January 2001 loan commitment, each lender was issued a warrant in proportion to the amount of the loan made by that lender. The warrants allow the lenders to purchase an aggregate of 150,000 shares of our common stock. The warrants may be exercised until January 31, 2004, at a price equal to $1.125 per share of our common stock. The warrants expired unexercised on January 31, 2004

In August 2001, we signed a convertible note in the face amount of $500,000 payable to Mr. Oton Tisch, one of our directors. Mr. Tisch, funded $190,000 after the signing of the convertible note in August 2001. Additional funds of $150,000 and $40,000 were provided by Mr. Tisch in December 2001 and January 2002. On July 29, 2002, we issued 684,685 shares of our common stock to convert all principal and interest owed of $410,400 under the August 2, 2001 convertible note to equity. The conversion price of the convertible note was $0.5994 per share of our common stock. As of July 29, 2002, no amounts remained outstanding under the convertible note. In connection with the issuance of the convertible note, Mr. Tisch was issued a warrant to purchase up to 28,500 shares of our common stock. The warrant is exercisable until August 2, 2004, for common stock at a price of $0.67 per share.

We entered into an International Sales and Marketing Contract with Obras Electromecanicas TKV in August 2001. Mr. Oton Tisch, one of our directors, is the President, Chief Executive Officer and the owner of TKV. Under the contract, TKV will perform international sales and marketing services for the Lasette and related accessories and the Cell Robotics Workstation in Mexico and various countries in Asia, Latin America, Central America, the Caribbean and Europe (these are referred to as the "territory" in the contract). During each year of the contract, TKV will receive 5% of the net value of Lasette and related accessories exports to the territory for the first $1,000,000 sold, 3.5% for the second $1,000,000 sold, 2.5% for the third $1,000,000 sold and 2% for the balance. TKV will not be separately compensated for services provided for the Cell Robotics Workstation unless TKV is involved in certain issues, in which case TKV will receive 3% of the sale value. To date, TKV has earned $203,020 under the contract. In August 2002 and December 2002, we issued to Mr. Tisch an aggregate of 421,711 shares of our common stock and warrants to purchase an aggregate of 92,928 shares of our common stock in payment in full of these fees, plus reimbursement of out-of-pocket expenses. This warrant has an exercise price of $0.60 per share and expires on December 7, 2007. The contract expired on August 1, 2003.

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

Mr. Eutimio Sena, who is currently our President and Chief Executive Officer and is a partner with OCM LLC, a consulting firm that has provided consulting services to the company relating to our operations and our marketing and sales strategies. On August 2, 2002, we issued 5,000 shares of our common stock to Mr. Sena, a director of the company, in payment of fees owed for services. We issued OCM LLC 976,530 shares of our common stock in payment for fees owed for consulting services provided by Mr. Sena from the fourth quarter of 2002 through the second quarter of 2003. Additionally we have granted OCM LLC warrants to purchase 244,133 shares of our common stock at $0.60 per share. We paid Mr. Sena 902,711 shares of our common stock for fees owed for his services as our President and Chief Executive Officer from July to October 2003. Additionally we have granted Mr. Sena warrants to purchase 225,678 shares of our common stock at prices ranging from $0.26 to $0.375 per share.

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

On November 21, 2003, in connection with a short-term loan granted to Cell Robotics by Mr. Tisch we issued Mr. Tisch a warrant to purchase 121,500 shares of our common stock. The warrant has an exercise price or $0.375 per share and expires on November 21, 2005.

We believe that any transactions between us and our officers, directors, principal shareholders or other affiliates have been on terms no less favorable to us than could be obtained from unaffiliated third parties on an arms-length basis.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

ITEM 27. EXHIBITS

                        CELL ROBOTICS INTERNATIONAL, INC.
                                  EXHIBIT INDEX

EXHIBIT
  NO.                                     TITLE
  ---                                     -----
3.2(16)    Amended and Restated By-laws

3.3(1)     Amended and Restated Articles of Incorporation

4.1(1)     Specimen Certificate of Common Stock

4.2(2)     Option Agreement between the company and Ronald K. Lohrding, Ph.D.*

10.1(3)    Agreement and Plan of Reorganization among the company, Intelligent
           Financial Corporation, MiCel, Inc., Bridgeworks Investors I, L.L.C.
           and Ronald K. Lohrding

10.2(4)    Employment Agreement between the company and Ronald K. Lohrding*

10.3(3)    Irrevocable Appointment of Voting Rights by Ronald K. Lohrding, Ph.D.
           to MiCel, Inc.

10.4(3)    Stock Pooling and Voting Agreement

10.5(1)    Royalty Agreement dated September 11, 1995 between the company, Cell
           Robotics, Inc. and Mitsui Engineering & Shipbuilding Co., Ltd.

10.6(1)    Agreement of Contribution and Mutual Comprehensive Release dated
           September 11, 1995 between the company, Cell Robotics, Inc. and
           Mitsui Engineering & Shipbuilding Co., Ltd.

10.7(5)    Purchase Agreement between the company and Tecnal Products, Inc.

10.8(1)    License Agreement between the company and NTEC

10.9(6)    Patent License Agreement between American Telephone and Telegraph
           Company and Cell Robotics, Inc.

10.10(6)   Amendment to Patent License Agreement between Lucent Technologies,
           Inc., successor to American Telephone and Telegraph Company, and Cell
           Robotics, Inc.

10.11(7) Development and Distribution Agreement dated September 10, 1999 between Hamilton Thorne Research and the company

10.12(7)   Amendment to Development and Distribution Agreement dated May 18,
           2000 between Hamilton Thorne Research and the company

10.13(8)   Loan Agreement dated January 31, 2001, among the company, Oton Tisch,
           Ronald K. Lohrding, Ph.D., Raymond Radosevich, Ph.D., HaeMedic LLC and Humagen Fertility Diagnostics, Inc.

10.14(8)   Form of Warrant dated January 31, 2001 issued to Oton Tisch, Ronald
           K. Lohrding, Ph.D., Raymond Radosevich, Ph.D., HaeMedic LLC and
           Humagen Fertility Diagnostics, Inc.

10.15(9)   Employment Agreement between the company and Paul Johnson*

10.16(10)  Loan Agreement dated August 2, 2001 between the company and Oton
           Tisch

10.17(10)  Warrant dated August 2, 2001 issued to Oton Tisch

10.18(11)  Certificate for Common Stock Options dated August 17, 2001 between the company and Ronald K. Lohrding*

10.19(11)  Certificate for Common Stock Options dated June 15, 2001 between the company and Paul Johnson*


EXHIBIT
  NO.                                     TITLE
  ---                                     -----
10.20(11)  Certificate for Common Stock Options dated October 31, 2001 between the company and Ronald K. Lohrding*

10.21(11)  Certificate for Common Stock Options dated October 31, 2001 between the company and Paul Johnson*

10.22(12)  License Agreement between the company and Becton, Dickinson & Company

10.23(13)  First Amendment to Loan Agreement dated March 29, 2002 between the company and Oton Tisch

10.24(14)  Certificate for Common Stock Options dated July 15, 2002 between the company and Gary Oppedahl*

10.25(16)  Amended and Restated Promissory Note dated September 17, 2002 executed by the company and payable to Oton Tisch

10.26(16)  Warrant dated November 12, 2002 issued to Oton Tisch

10.27(16)  Stock Purchase Agreement dated November 12, 2002 between the company and Oton Tisch

10.28(16)  Cell Robotics International, Inc. 2002 Stock Purchase Plan*

10.29(16)  International Sales and Marketing Contract dated August 1, 2001 between the company and Obras Electromecanicas TKV

10.30(16)  Certificate for Common Stock Options dated August 2, 2002 between the company and Paul Johnson*

10.31(16)  Distribution Agreement dated July 8, 2002 between the company and
           California Caltech, Inc.

10.32(16)  Warrant dated December 7, 2002 issued to Oton Tisch

10.33(17)  Distribution Agreement between Meiwa Shoji Company Ltd. and the company

10.34(18)  Loan and Security Agreement between the company and F. A. Voight &
           Associates

10.35(20)  Agreement between Eutimio Sena and the company dated June 16, 2003

14.1(21)   Code of Ethics for the Chief Executive Officer and Principal
           Financial Officers adopted on March 25, 2004

16.1(19)   Letter from KPMG LLP to the Securities and Exchange Commission dated
           January 20, 2003

21.1(1)    Subsidiaries

23.1(21)   Consent of Grant Thornton LLP

31.1(21)   Certifications of the Chief Executive Officer

31.2(21)   Certifications of the Chief Financial Officer

32.1(21)   Certifications of the Chief Executive Officer provided pursuant to 18
           U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(21)   Certifications of the Chief Financial Officer provided pursuant to 18
           U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 -------------

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

(3) Incorporated by reference from the company's Current Report on Form 8-K dated February 23, 1995, as filed with the SEC on March 10, 1995.

(4) Incorporated by reference from the company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 as filed with the SEC on August 14, 2000.
                                      -65-

(5) Incorporated by reference from the company's Current Report on Form 10-QSB for the quarter ended March 31, 1996, as filed with the SEC on May 20, 1996.

(6) Incorporated by reference from the company's Pre-Effective Amendment No. 2 to Registration Statement on Form S-3, as filed with the SEC on November 19, 1998,, SEC File No. 333-55951.

(7) Incorporated by reference from the company's Registration Statement on Form SB-2, as filed with the SEC on July 6, 2000, SEC File No. 333-40920.

(8) Incorporated by reference from the company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, as filed with the SEC on May 15, 2001.

(9) Incorporated by reference from the company's Post-Effective Amendment to Registration Statement on Form SB-2, as filed with the SEC on December 29, 2000, SEC File No. 333-40920.

(10) Incorporated by reference from the company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, as filed with the SEC on August 14, 2001.

(11) Incorporated by reference from the company's Post-Effective Amendment to Registration Statement on Form SB-2, as filed with the SEC on December 14, 2001, SEC File No. 333-40920.

(12) Incorporated by reference from the company's Amendment No. 2 to Annual Report on Form 10-KSB/A for the year ended December 31, 2001, as filed with the SEC on August 22, 2002.

(13) Incorporated by reference from the company's Registration Statement on Form SB-2, as filed with the SEC on April 12, 2002, SEC File No. 333-86138.

(14) Incorporated by reference from the company's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2, as filed with the SEC on September 3, 2002, SEC File No. 333-86138.

(15) Incorporated by reference from the company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002, as filed with the SEC on November 14, 2002.

(16) Incorporated by reference from the company's Pre-Effective Amendment No. 2 to Registration Statement on Form SB-2, as filed with the SEC on December 20, 2002, SEC File No. 333-86138.

(17) Incorporated by reference from the company's Amendment No. 3 to Annual Report on Form 10-KSB/A for the year ended December 31, 2002, as filed with the SEC on January 8, 2003.

(18) Incorporated by reference from the company's Registration Statement on Form SB-2, as filed with the SEC on December 31, 2003, SEC File No. 333-111678.

(19) Incorporated by reference from the company's current report on Form 8-K, as filed with the SEC on January 23, 2003.

(20) Incorporated by reference from the company's Amendment No. 1 to Registration Statement on Form SB-2, as filed with the SEC on January 29, 2004, SEC File No. 333-111678.

(21) Filed herewith.

(b)    REPORTS ON FORM 8-K

       None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee or a designated member thereof, pre-approves audit and non-audit services rendered by its independent auditors to the company and its subsidiary.

Fees Paid to Independent Auditors:

The following table shows information about fees paid by the company and its subsidiary to the company's independent auditors, as approved by the Audit
Committee:

The following table presents fees paid to Grant Thornton LLP for the fiscal years ended December 31, 2003 and December 31, 2002 and to KPMG LLP for the fiscal year ended December 31, 2003.

                                       Fiscal Year 2003             Fiscal Year 2002
                                        Grant Thornton        Grant Thornton         KPMG
-------------------------------------------------------------------------------------------
Audit Fees                                  $57,000              $32,000            $2,000
Audit-Related Fees (a)                      $13,850                                 $3,000
Tax Fees (b)                                                      $6,000
All Other Fees                                                         -                 -

a) Audit-related fees are fees in respect of statutory audit work, registration statements, post-audit work and assistance regarding the application of accounting principles.

b) Tax fees are in respect of tax return preparation and consultation on tax matters for the company and its subsidiary.

AUDIT COMMITTEE

The Audit Committee consists of Dr. Toby Simon, who chairs the Audit Committee, and Mr. David Mueller, all of whom have been determined by the Board of Directors to be independent directors within the meaning of Item 7(d) (3) (iv) of Schedule 14A of the Securities Exchange Act of 1934. In addition, each of Messrs. Simon and Mueller meet the independence requirements for audit committee membership under existing SEC rules. The Board of Directors has determined that Dr. Simon is an "audit committee financial expert" as defined by Item 401(h) of Regulation S-B of the Securities Exchange Act of 1934. The Audit Committee operates under a written charter adopted by the Board of Directors in February 2003. The Audit Committee assists the Board of Directors in fulfilling its oversight of the quality and integrity of the Company's financial statements and the Company's compliance with legal and regulatory requirements. The Audit Committee is responsible for retaining (subject to shareholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. The Audit Committee held two meetings during 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                 CELL ROBOTICS INTERNATIONAL, INC.

Dated: March 29, 2004       /s/ Eutimio Sena
                            --------------------------------------------------
                            Eutimio Sena, President, Chief Executive Officer,
                            Director and Principal Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Dated: March 29, 2004      /s/ Eutimio Sena
                            --------------------------------------------------
                            Eutimio Sena, President, Chief Executive Officer,
                            Director and Principal Executive Officer

 Dated: March 29, 2004      /s/ Paul Johnson
                            --------------------------------------------------
                            Paul Johnson, Chief Financial Officer, Principal
                            Financial and Accounting Officer, Director
                            and Secretary

 Dated: March 29, 2004      /s/ Oton Tisch
                            --------------------------------------------------
                            Oton Tisch, Chairman of the Board of Directors

 Dated: March 29, 2004      /s/ Gary Oppedahl
                            ---------------------------------------------------
                            Gary Oppedahl, Chief Operating Officer and Director

 Dated: March 29, 2004      /s/ Dr. Toby Simon
                                ------------------------------------------------
                                Dr. Toby Simon, Director