Form 10QSB
period 2004-03-31
CELL ROBOTICS INTERNATIONAL INC
filed 2004-05-17
CIK 845291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
              For the transition period from __________________ to

                         Commission file number: 0-27840

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

                                                                  Yes [x] No [ ]

As of May 14, 2004, 24,434,588 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

                                      INDEX

PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Balance Sheets at March 31, 2004 (unaudited) and December 31, 2003

                  Consolidated Statements of Operations for the Three Months ended March 31, 2004 and March 31, 2003 (unaudited)

                  Consolidated Statements of Cash Flows for the Three Months ended March 31, 2004 and March 31, 2003 (unaudited)

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

      Item 3.     Defaults Upon Senior Securities

      Item 4.     Submission of Matters to a Vote of Security Holders

      Item 5.     Other Information

      Item 6.     Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements contained in this report have been prepared by Cell Robotics International, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosures made in the Company's annual report on Form 10-KSB for the year ended December 31, 2003, have been condensed or omitted for the interim statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31, 2004    DECEMBER 31, 2003
                                                                                --------------    -----------------
                                                                                 (UNAUDITED)
ASSET
Current assets:
      Cash and cash equivalents                                                 $       10,259    $          76,816
      Accounts receivable, net of allowance for
       doubtful accounts of $1,136 in 2004 and
       $11,426 in 2003                                                                  13,087              116,278
      Inventory                                                                        571,564              596,274
      Other                                                                             23,255               27,635
                                                                                --------------    -----------------
            Total current assets                                                       618,165              817,003
      Property and equipment, net                                                      211,910              233,645
      Other assets, net                                                                 31,577               37,412
                                                                                --------------    -----------------
                        Total assets                                            $      861,652    $       1,088,060
                                                                                ==============    =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                                          $      572,153    $         497,620
      Notes payable                                                                    821,184              795,523
      Notes payable - related parties                                                  304,707              276,903
      Royalties payable                                                                189,500              180,204
      Payroll related liabilities                                                      467,579              224,732
      Other current liabilities                                                         61,833               61,534
                                                                                --------------    -----------------
                        Total liabilities                                            2,416,956            2,036,516
                                                                                --------------    -----------------
Stockholders' deficit:
      Common stock, $.004 par value. Authorized 50,000,000 shares, 24,434,588 and 23,914,588 shares issued and outstanding at March 31, 2004 and
        December 31, 2003,
        respectively                                                                    97,738               95,658
      Additional paid-in capital                                                    31,628,088           31,500,168
      Accumulated deficit                                                          (33,281,130)         (32,544,282)
                                                                                --------------    -----------------
                        Total stockholders' deficit                                 (1,555,304)            (948,456)
                                                                                --------------    -----------------
                                                                                $      861,652    $       1,088,060
                                                                                ==============    =================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            UNAUDITED
                                                                                        THREE MONTHS ENDED
                                                                                MARCH 31, 2004     MARCH 31, 2003
                                                                                --------------    -----------------
Product sales                                                                   $       23,835    $         160,300

Product cost of goods sold                                                             115,333              326,709
                                                                                --------------    -----------------

Gross loss                                                                             (91,498)            (166,409)
                                                                                --------------    -----------------

Operating expenses:
      General and administrative                                                       400,665              336,105
      Marketing & sales                                                                 66,367              382,777
      Research and development                                                          96,103              159,403
                                                                                --------------    -----------------
            Total operating expenses                                                   563,135              878,285
                                                                                --------------    -----------------

Loss from operations                                                                  (654,633)          (1,044,694)
                                                                                --------------    -----------------

Other expense:
      Interest expense                                                                 (82,215)              (2,984)
                                                                                --------------    -----------------
            Total other expense                                                        (82,215)              (2,984)
                                                                                --------------    -----------------

            Net loss                                                            $     (736,848)   $      (1,047,678)
                                                                                ==============    =================

Net loss per common share, basic and diluted                                    $        (0.03)   $           (0.06)
                                                                                ==============    =================
Weighted average common shares
      outstanding, basic and diluted                                                24,105,255           18,581,025
                                                                                ==============    =================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           UNAUDITED
                                                                                       THREE MONTHS ENDED
                                                                                MARCH 31, 2004    MARCH 31, 2003
                                                                                --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                  $     (736,848)   $    (1,047,678)
      Adjustments to reconcile net loss to
            net cash used in operating activities:
      Depreciation and amortization                                                     31,676             35,292
      Decrease in allowance for doubtful accounts                                      (10,290)                 -
      Amortization of debt discount                                                     28,926                  -
      Options and warrants issued for services                                               -             58,618
      Changes in operating assets and liabilities:
           Decrease in accounts receivable                                             113,481            440,224
           (Increase) decrease in inventory                                             24,710           (166,756)
           Increase in other assets                                                      4,380             (3,490)
           Increase (decrease) in current liabilities                                  326,975            273,211
                                                                                --------------    ---------------
                Net cash used in operating activities                                 (216,990)          (410,579)
                                                                                --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net cash used in investing activities -
               Purchase of property and equipment                                       (4,106)            (9,816)
                                                                                --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                           130,000            170,000
      Repayment of notes payable                                                             -            (31,360)
      Proceeds from notes payable                                                       24,539                  -
                                                                                --------------    ---------------
                Net cash provided by financing activities                              154,539            138,640
                                                                                --------------    ---------------

Net decrease in cash and cash equivalents:                                             (66,557)          (281,755)
      Cash and cash equivalents:
                Beginning of period                                                     76,816            299,083
                                                                                --------------    ---------------
                End of period                                                   $       10,259    $       17,328
                                                                                ==============    ===============

SUPPLEMENTAL INFORMATION:
      Interest paid                                                             $       37,500    $         5,386
                                                                                ==============    ===============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

1.    Presentation of Unaudited Consolidated Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission. Certain information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year ending December 31, 2004.

2.    Capital Resources

Since inception, the Company has incurred operating losses and other equity charges which have resulted in an accumulated deficit of $33,281,130 at March 31, 2004 and operations using net cash of $216,990 in the first quarter of 2004.

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

This Form 10-QSB should be read in conjunction with the Form 10-KSB which includes the Company's audited consolidated financial statements for the year ended December 31, 2003.

3.    Issuance of Equity Securities

On February 27, 2004, the Company entered into a stock purchase agreement with Frederick Voight, a private investor. In connection with this agreement, the Company issued 520,000 shares of its common stock and received, in gross proceeds, $130,000.

4.    Notes Payable

In January 2001, certain members of the Company's board of directors or affiliates of members or former members of the Company's board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Oton Tisch dated November 12, 2002, the Company issued 2,309,255 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of March 31, 2004, the remaining balance of loans outstanding under the loan agreement of approximately $57,500 can be demanded at any time.

On March 29, 2002, the Company signed a promissory note in the face amount of $2,000,000 payable to a director, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. This note bears interest at 8% per annum and is presently secured by all of the Company's assets. All principal and interest outstanding under the note became due on April 1, 2004. All principle and interest outstanding under this note of approximately $304,700, at March 31, 2004, can be demanded at any time. Subsequent to March 31, 2004, Mr. Tisch advanced additional funds of $47,338 to the Company.

Private investors have advanced the Company principal sums of $20,000 and $35,000, on May 20, 2003 and on June 6, 2003, respectively. The notes are due on demand and bear interest at a rate of 10%. The notes permit the holder of the notes to convert the outstanding balance of the notes into the Company's common stock at a rate of $0.30 per share. The Company recorded a beneficial conversion charge during the quarter ended June 30, 2003 of $6,833 in connection with these two notes.

On August 29, 2003 the Company entered into a loan and security agreement with a private investor to loan the Company $750,000. As of December 31, 2003, the Company had borrowed the entire $750,000 under this facility. The Company paid a facility fee of 75,000 shares of its common stock in connection with the loan and security agreement. A charge of approximately $10,000, the fair value of the shares, was recorded in the financial statements for these shares. The loan is due on September 5, 2004. For each advance under the loan and security agreement, the Company paid a 4% origination fee and is required to pay advanced interest of 2% per month. Additionally, the Company issued to the lender warrants to purchase 600,000 shares of common stock. The warrants are exercisable through various dates between September 5, 2006 and December 24, 2006 for a price of $0.375 per share. The loan is secured by the Company's accounts receivable and inventory and by an interest in the Company's intellectual property related to the workstation products.

5.    Subsequent Event

On April 21, 2004, the Company entered into a note agreement with a private investor for the principal sum of $60,000. The note accrues interest at a rate of 10% and is payable upon demand.

6.    Earnings Per Share

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the quarter, is the same as basic loss per share for the quarters ended March 31, 2004 and 2003, as all potentially dilutive securities were anti-dilutive.

Options to purchase 2,944,180 and 3,717,536 shares of Common Stock were outstanding at March 31, 2004 and 2003, respectively. Warrants to purchase 3,005,085 and 1,889,274 shares of Common Stock were outstanding at March 31, 2004 and 2003, respectively. These were not included in the computation of diluted loss per share as the assumed exercise of the options would have been anti-dilutive.

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to its stock-based employee plans.

                                                           Quarter ended March 31,
                                                         --------------------------
                                                            2004            2003
Net loss, as reported                                    $  (736,848)   $(1,047,678)
Add:  Stock-based employee compensation
     expense included in reported net
     income, net of related tax effects                            -              -

Deduct:  Total stock-based employee
     compensation expense determined under fair
     value based method for awards granted,
     modified, or settled, net of related tax effects        (18,525)       (35,261)
                                                         -----------    -----------
Pro forma net loss                                       $  (755,373)   $(1,082,639)
                                                         ===========    ===========

Loss per share, basic and diluted:
     As reported                                         $     (0.03)   $     (0.06)
     Pro forma                                           $     (0.03)   $     (0.06)

7.    Operating Segments

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

Operating Segments

                                                         March 31, 2004
                                                         --------------
                                   Scientific    Laser-Based
                                    Research       Medical
                                   Instruments     Devices      Corporate          Total
                                   -----------   -----------    ---------       -----------
Revenues from customers            $    3,020    $    20,815    $       -       $    23,835

Loss from operations                  (49,824)      (204,144)    (400,665)         (654,633)

                                                         March 31, 2003
                                                         --------------
                                   Scientific    Laser-Based
                                    Research       Medical
                                   Instruments     Devices      Corporate          Total
                                   -----------   -----------    ---------       -----------
Revenues from customers            $    54,485   $   105,815    $       -       $   160,300

Loss from operations                   (78,765)     (629,825)    (336,104)       (1,044,694)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the three-month periods ended March 31, 2004 and 2003 and the year ended December 31, 2003 was $216,990, $410,579 and $1,746,246,
respectively.

Net cash provided by financing activities for the three-month periods ended March 31, 2004 and 2003 and for the year ended December 31, 2003 was $154,539, $138,640 and $1,578,397, respectively.

Total assets decreased to $861,652 at March 31, 2004 from $1,088,060 at December 31, 2003, a decrease of $226,408, or 21%. This change in total assets is primarily attributed to the following:

      - Our total current assets decreased $198,838, or 24%, as of March 31, 2004 compared to our current assets as of December 31, 2003. This decrease was primarily the result of decreases in cash, in accounts receivables and in inventory, as described below.

      -     Cash decreased $66,557, from $76,816 at December 31, 2003 to $10,259 at March 31, 2004. The decrease in cash was primarily attributed to our operational needs during the quarter ended March 31, 2004.

      - Accounts receivable decreased $103,191 from $116,278 at December 31, 2003 to $13,087 at March 31, 2004. The decrease in accounts receivable was primarily attributed to fewer sales in the first quarter of 2004 when compared with the fourth quarter of 2003. Our decline in sales was primarily due to our lack of capital to invest in sales and marketing activities.

      - Inventory decreased by $24,710, or 4%, to $571,564 at March 31, 2004 from $596,274 at December 31, 2003. Although not material, the decrease in inventory was due to the few sales we completed during the quarter ended March 31, 2004.

Our current ratio at March 31, 2004 was 0.26 compared to 0.40 at December 31, 2003. Our total current liabilities increased $380,440 from $2,036,516 at December 31, 2003 to $2,416,956 at March 31, 2004. Our working capital decreased from a deficit of $1,219,513 at December 31, 2003 to a deficit of $1,798,791 at March 31, 2004. The decrease in working capital was primarily due to our operating losses that we experienced in the three-month period ended March 31, 2004.

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

Our ability to improve cash flow and ultimately achieve profitability will depend on our ability to significantly increase sales. Accordingly, we are manufacturing and marketing the Lasette, a sophisticated laser-based medical device that leverages our existing base of technology. We believe the markets for this product are broader than that of the scientific research instruments market and, as such, offer a greater opportunity to significantly increased sales. In addition, we are pursuing development and marketing partners for some of our new medical products. If obtained, we believe these partnerships may enhance our ability to rapidly ramp-up our marketing and distribution strategy, and possibly offset the products' development costs. As a result, as described in more detail below, additional operating funds will be required under alternative financing sources and that our accumulated deficit will increase in the foreseeable future.

COMMITMENTS - As of March 31, 2004, our outstanding indebtedness for borrowed money included the following:

- In January 2001, certain members of the Company's board of directors or affiliates of members or former members of the Company's board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Oton Tisch dated November 12, 2002, the Company issued 2,309,255 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of March 31, 2004, the remaining balance of loans outstanding under the loan agreement of approximately $57,500 can be demanded at any time.

- On March 29, 2002, the Company signed a promissory note in the face amount of $2,000,000 payable to a director, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. This note bears interest at 8% per annum and is presently secured by all of the Company's assets. All principal and interest outstanding under the note became due on April 1, 2004. All principle and interest outstanding under this note of approximately $304,700, at March 31, 2004, can be demanded at any time. Subsequent to March 31, 2004, Mr. Tisch advanced additional funds of $47,338 to the Company.

- Private investors that are not affiliated with the Company have advanced the Company principal sums of $20,000 and $35,000, on May 20, 2003 and on June 6, 2003, respectively. The notes are due on demand and bear interest at a rate of 10%. The notes permit the holder of the notes to convert the outstanding balance of the notes into the Company's common stock at a rate of $0.30 per share. The Company recorded a beneficial conversion charge during the quarter ended June 30, 2003 of $6,833 in connection with these two notes.

- On August 29, 2003 the Company entered into a loan and security agreement that provides for a non-affiliated party to loan the Company, at the lender's sole discretion, up to $750,000. As of December 31, 2003, the Company had borrowed the entire $750,000 under this facility. The Company paid a facility fee of 75,000 shares of its common stock in connection with the loan and security agreement. A charge of approximately $10,000, the fair value of the shares, was recorded in the financial statements for these shares. The loan is due on September 5, 2004. For each advance under the loan and security agreement, the Company paid a 4% origination fee and is required to pay advanced interest of 2% per month. Additionally, the Company issued to the lender warrants to purchase 600,000 shares of common stock. The warrants are exercisable through various dates between September 5, 2006 and December 24, 2006 for a price of $0.375 per share. The loan is secured by the Company's accounts receivable and inventory and by an interest in the Company's intellectual property related to the workstation products.

CAPITAL SOURCES - Our operating cash flows continue to be provided by ongoing sales of the Lasette and the Cell Robotics Workstation. During the first quarter of 2004 and 2003, sales of our products generated revenues of approximately $23,835 and $160,300, respectively. In July 2002, we received a commitment from California Caltech, Inc., our distributor that sells the Lasette in China, to order additional Lasettes. This commitment provides for sales of 1,500 Lasettes, and for approximately 15 million of the corresponding disposables by June 2004. Although the distributor has committed to purchase the above Lasettes and related disposables, we have no control over the timing or the amount of any order within the relevant periods discussed above. Further, the risks associated with these international activities include, but are not limited to, the compliance by our distributor with its commitments. Although the distributor has been compliant, and we are not aware of any reason that the distributor will not fulfill its commitment, we cannot assure you that it will remain in compliance with its agreement with us.

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

Because of our immediate cash needs, we have had, and from time to time we expect we will continue to have, difficulty fulfilling customer orders to the extent we have insufficient available funds to purchase component parts necessary to manufacture products ordered by our customers. Additionally, suppliers of these component parts may require us to pay for those parts in advance or provide acceptable forms of security as a condition for delivery, which may impede our ability to meet customer orders. Until we are able to obtain financing to meet our long-term needs, we anticipate that these difficulties relating to the purchase and supply of parts for our products will continue to exist. We may also from time to time grant discounts to customers as a means to improve the speed of collection of receivables in order to meet our cash needs.

As of March 31, 2004, our net working capital was a deficit of $1,798,791 and our total cash was $10,259. We expect to experience operating losses and negative cash flow for the foreseeable future. Therefore, we do not have sufficient cash to sustain those operating losses without additional financing. We presently need financing to repay our current indebtedness, including payment of our notes in the aggregate amount of approximately $1,171,804 at March 31, 2004 of which approximately $421,800 is currently due or is payable on demand. In addition to debt service requirements, we will require cash to fund our operations. Based on our current operations, we estimate that our cash needs approximate $200,000 each month for the foreseeable future. Our operating requirements depend upon several factors, including the rate of market acceptance of our products, particularly the Lasette, our level of expenditures for manufacturing, marketing and selling our products, costs associated with our staffing and other factors. We have been funding our operating requirements with proceeds from small private placements of our equity securities and indebtedness for borrowed money and with sales of our products. However, historically, these sources of capital have only been adequate to meet our short-term needs. We need immediate financing to fund both our short-term and long-term needs. Therefore, we intend to continue to seek to raise equity or debt financing. Although we have had discussions with potential investors, we have not been able to obtain sufficient long-term financing on acceptable terms as of the date of this report. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities may further dilute our existing shareholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. In addition, the reports we received from our independent auditors covering our fiscal years ended December 31, 2003 and 2002 financial statements contain an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

To date, we have generated only limited revenues from the sale of our products and have been unable to profitably market our products. We incurred net losses applicable to common shareholders of $736,848 and $1,047,678 for the quarters ended March 31, 2004 and 2003, respectively. Revenues from the sale of our products were $23,835 and $160,300 for the quarters ended March 31, 2004 and 2003, respectively. We expect to experience operating losses and negative cash flow for the foreseeable future. We do not have sufficient cash to sustain continuing operating losses without additional financing. Even if we are able to obtain additional financing to allow us to continue operations and repay indebtedness, we must generate significant revenues to fund anticipated manufacturing and marketing costs and to achieve and maintain profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability, which will have a negative impact on the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

Revenues from our product sales decreased 85% to $23,835 at March 31, 2004 from $160,300 at March 31, 2003. Sales of our laser-based medical devices during the quarter ended March 31, 2004 were $20,815, a decrease of 80% from sales of $105,815 in the comparable quarter of 2003. Sales of our scientific research instruments during the quarter ended March 31, 2004 were $3,020, a decrease of 94% in the comparable quarter of 2003. The decrease in sales occurred because of a lack of financial resources available to market and sell our products. We expect that sales will continue to be negatively impacted until we are able to significantly improve our liquidity position.

Our gross margin declined to a negative margin of 384% for the quarter ended March 31, 2004 from a negative margin of 104% for the quarter ended March 31, 2003. A lack of efficiencies in the production of our products contributed significantly to the decline in gross margin. These inefficiencies were primarily due to the lower volume of sales we experienced in 2004 than in 2003.

Operating expenses decreased $315,150 from $878,285 for the quarter ended March 31, 2003 to $563,135 for the quarter ended March 31, 2004. General and administrative expenses increased $64,560, or 19%, from $336,105 in the first quarter of 2003 to $400,665 in the first quarter of 2004. The increase was primarily attributable to payroll. During the first quarter of 2004 we had positions for our president and chief executive officer as well as the position of our chief operating officer. During 2003 we did not have anyone filling the position of chief operating officer.

Our sales and marketing expenses decreased $316,410, or 83%, from $382,777 in the first quarter of 2003 to $66,367 in the first quarter of 2004. The decrease was primarily due to our lack of financial resources to hire marketing and sales personnel and to advertise or otherwise market our products. Our research and development expenses decreased $63,300, or 40%, from $159,403 in the first quarter of 2003 to $96,103 in the first quarter of 2004. The decrease in our research and development expenses occurred primarily as a result of our lack of financial resources to complete work on our new products.

During the three months ended March 31, 2004 interest expense increased to $82,215 from $2,984 during the quarter ended March 31, 2003. The increase in interest expense occurred because we had a significantly higher average outsanding balance of debt in the first quarter of 2004 when compared with the same period in 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in the Company's annual report on Form 10-KSB for the year ended December 31, 2003, and are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. For the quarter ended March 31, 2004, we have not changed our critical accounting policies or practices, however, we are evaluating how improvements in processes and other changes in our scientific research instruments may impact revenue recognition policies in the future.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None.

ITEM 2.     CHANGE IN SECURITIES AND USE OF PROCEEDS

            On February 27, 2004, the Company issued 520,000 shares of its Common Stock in a private placement transaction with an investor, which resulted in gross proceeds to the Company of $130,000. The proceeds were used for working capital in the Company's day-to-day operations.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Exhibits:

31.1  Certifications of the Chief Executive Officer

31.2  Certifications of the Chief Financial Officer

32.1 Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Reports on Form 8-K:

                  None.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CELL ROBOTICS INTERNATIONAL, INC.

Dated: May 14, 2004                     By: /s/ Eutimio Sena
                                            ------------------------------------
                                            Eutimio Sena, President, Chief
                                            Executive Officer and Director

Dated: May 14, 2004                     By: /s/ Paul C. Johnson
                                            ------------------------------------
                                            Paul C. Johnson, Chief Financial
                                            Officer, Director and Secretary