Form 10QSB
period 2004-06-30
CELL ROBOTICS INTERNATIONAL INC
filed 2004-08-16
CIK 845291

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                 For the transition period from                to
                                                --------------

                         Commission file number: 0-27840

                        CELL ROBOTICS INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Colorado                                          84-1153295
---------------------------------                      -------------------------
  (State or other jurisdiction                               I.R.S. Employer
of incorporation or organization)                        Identification number

2715 Broadbent Parkway N.E., Albuquerque, New Mexico              87107
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

                                                                  Yes [X] No [ ]

As of August 12, 2004, 24,927,813 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     INDEX

PART I.           FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets at June 30, 2004 (unaudited) and December 31, 2003

                      Consolidated Statements of Operations for the Three Months ended June 30, 2004 and June 30, 2003 (unaudited)

                      Consolidated Statements of Operations for the Six Months ended June 30, 2004 and June 30, 2003 (unaudited)

                      Consolidated Statements of Cash Flows for the Six Months ended June 30, 2004 and June 30, 2003 (unaudited)

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

         Item 3.      Defaults Upon Senior Securities

         Item 4.      Submission of Matters to a Vote of Security Holders

         Item 5.      Other Information

         Item 6.      Exhibits and Reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements contained in this report have been prepared by Cell Robotics International, Inc. (the "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Such adjustments consisted only of normal recurring items. Certain information and footnote disclosures made in the Company's annual report on Form 10-KSB for the year ended December 31, 2003, have been condensed or omitted for the interim statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30, 2004    DECEMBER 31, 2003
                                                        -------------    -----------------
                                                         (UNAUDITED)
ASSET
Current assets:
     Cash and cash equivalents                          $      5,719       $     76,816
     Accounts receivable, net of allowance for
        doubtful accounts of $1,136 in 2004
        and $11,426 in 2003                                    4,951            116,278
     Inventory                                               580,540            596,274
     Other                                                    22,456             27,635
                                                        ------------       ------------
        Total current assets                                 613,666            817,003
     Property and equipment, net                             186,353            233,645
     Other assets, net                                        25,743             37,412
                                                        ------------       ------------
                  Total assets                          $    825,762       $  1,088,060
                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                   $    680,660       $    497,620
     Notes payable                                           901,438            795,523
     Notes payable - related parties                         346,459            276,903
     Royalties payable                                       198,897            180,204
     Payroll related liabilities                             702,705            224,732
     Other current liabilities                               135,860             61,534
                                                        ------------       ------------
                  Total liabilities                        2,966,019          2,036,516
                                                        ------------       ------------
Stockholders' deficit:
     Common stock, $.004 par value. Authorized
        50,000,000 shares, 24,817,813 and
        23,914,588 shares issued and outstanding at
        June 30, 2004 and December 31, 2003,
        respectively                                          99,271             95,658
     Additional paid-in capital                           31,685,042         31,500,168
     Accumulated deficit                                 (33,924,570)       (32,544,282)
                                                        ------------       ------------
                  Total stockholders' deficit             (2,140,257)          (948,456)
                                                        ------------       ------------
                                                        $    825,762       $  1,088,060
                                                        ============       ============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           UNAUDITED
                                                       THREE MONTHS ENDED
                                                 JUNE 30, 2004    JUNE 30, 2003
                                                 -------------    -------------
Product sales                                    $     35,671     $    139,918
Product cost of goods sold                            124,300          250,118
                                                 ------------     ------------
Gross loss                                            (88,629)        (110,200)
                                                 ------------     ------------

Operating expenses:
     General and administrative                       342,354          297,255
     Marketing & sales                                 47,801          324,447
     Research and development                          89,521          189,411
                                                 ------------     ------------
         Total operating expenses                     479,676          811,113
                                                 ------------     ------------
Loss from operations                                 (568,305)        (921,313)
                                                 ------------     ------------

Other income (expense):
     Other income                                       3,221           10,000
     Interest expense                                 (78,356)         (10,631)
                                                 ------------     ------------
         Total other expense                          (75,135)            (631)
                                                 ------------     ------------

         Net loss                                $   (643,440)    $   (921,944)
                                                 ============     ============

Net loss  per common share, basic and diluted    $      (0.03)    $      (0.05)
                                                 ============     ============
Weighted average common shares
     outstanding, basic and diluted                24,618,774       19,888,507
                                                 ============     ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           UNAUDITED
                                                        SIX MONTHS ENDED
                                                 JUNE 30, 2004    JUNE 30, 2003
                                                 -------------    -------------
Product sales                                    $     59,506     $    300,218
Product cost of goods sold                            239,633          576,828
                                                 ------------     ------------
Gross loss                                           (180,127)        (276,610)
                                                 ------------     ------------

Operating expenses:
     General and administrative                       747,206          632,591
     Marketing & sales                                107,469          703,842
     Research and development                         188,136          352,965
                                                 ------------     ------------
         Total operating expenses                   1,042,811        1,689,398
                                                 ------------     ------------

Loss from operations                               (1,222,938)      (1,966,008)
                                                 ------------     ------------

Other income (expense):
     Other income                                       3,221           10,000
     Interest expense                                (160,571)         (13,614)
                                                 ------------     ------------
         Total other expense                         (157,350)          (3,614)
                                                 ------------     ------------

         Net loss                                $ (1,380,288)    $ (1,969,622)
                                                 ============     ============

Net loss per common share, basic and diluted     $      (0.06)    $      (0.10)
                                                 ============     ============
Weighted average common shares
     outstanding, basic and diluted                24,362,415       19,236,155
                                                 ============     ============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      UNAUDITED
                                                                  SIX MONTHS ENDED
                                                            JUNE 30, 2004   JUNE 30, 2003
                                                            -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $ (1,380,288)   $ (1,969,622)
     Adjustments to reconcile net loss to
          net cash used in operating activities:
     Depreciation and amortization                                62,858          66,200
     Amortization of discount on notes payable                    51,883               -
     Decrease in allowance for doubtful accounts                 (10,290)              -
     Common stock issued for services                              8,487         358,146
     Options and warrants issued for services                          -          82,936
     Beneficial conversion charge                                      -           6,833
     Changes in operating assets and liabilities:
          Decrease in accounts receivable                        121,617         670,296
          Decrease (increase) in inventory                        15,734        (169,537)
          Decrease (increase) in other assets                      5,179          (4,959)
          Increase in current liabilities                        754,032         362,712
                                                            ------------    ------------
               Net cash used in operating activities            (370,788)       (596,995)
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash used in investing activities -
               Purchase of property and equipment                 (3,897)        (59,936)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                      180,000         260,000
     Repayment of notes payable                                        -         (44,344)
     Proceeds from notes payable                                 123,588         201,532
                                                            ------------    ------------
               Net cash provided by financing activities         303,588         417,188
                                                            ------------    ------------

Net decrease in cash and cash equivalents:                       (71,097)       (239,743)
     Cash and cash equivalents:
               Beginning of period                                76,816         299,083
                                                            ------------    ------------
               End of period                                $      5,719    $     59,340
                                                            ============    ============

SUPPLEMENTAL INFORMATION:
     Interest paid                                          $     37,500    $      5,386
                                                            ============    ============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

2.    Capital Resources

Since inception, the Company has incurred operating losses and other equity charges which have resulted in an accumulated deficit of $33,924,570 at June 30, 2004 and operations using net cash of $370,788 in the first six months of 2004.

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

Although the Company has begun manufacturing and marketing the Lasette and the Company continues to market its scientific research instrument line, it does not anticipate achieving profitable operations until after 2004. As a result, the Company expects that its accumulated deficit will increase in the foreseeable future.

The reports the Company received from its independent auditors covering the fiscal years ended December 31, 2003 and 2002 financial statements contain an explanatory paragraph that states that Company's recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

On June 3, 2004, the Company entered into a stock purchase agreement with William R Calabrese, a private investor. In connection with this agreement, the Company issued 200,000 shares of its common stock and received, in gross proceeds, $50,000.

On April 30, 2004, the Company issued 70,725 shares of its common stock as payment for consulting services.

As required by the Company's February 20, 2003 stock purchase agreement with RR&L, LLC, on April 30, 2004 the Company issued to RR&L, LLC 112,500 shares of its common stock.

4.    Notes Payable

In January 2001, certain members of the Company's board of directors or affiliates of members or former members of the Company's board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement. The loans are evidenced by unsecured promissory notes, bear interest at the rate of 10% per annum and were due on January 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Oton Tisch dated November 12, 2002, the Company issued 2,309,255 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of June 30, 2004, the remaining balance of loans outstanding under the loan agreement of approximately $57,500 can be demanded at any time.

On March 29, 2002, the Company signed a promissory note in the face amount of $2,000,000 payable to a director, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. This note bears interest at 8% per annum and is presently secured by all of the Company's assets. All principal and interest outstanding under the note became due on April 1, 2004. All principal and interest outstanding under this note of $358,605, at June 30, 2004, can be demanded at any time.

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

On August 29, 2003 the Company entered into a loan and security agreement with a private investor to loan the Company $750,000. As of December 31, 2003, the Company had borrowed the entire $750,000 under this facility. During 2003, the Company paid a facility fee of 75,000 shares of its common stock in connection with the loan and security agreement. A charge of approximately $10,000, the fair value of the shares, was recorded in the 2003 consolidated financial statements for these shares. The loan is due on September 5, 2004 (see Note 5). For each advance under the loan and security agreement, the Company paid a 4% origination fee and is required to pay advanced interest of 2% per month. Additionally, the Company issued to the lender warrants to purchase 600,000 shares of common stock. The warrants are exercisable through various dates between September 5, 2006 and December 24, 2006 for a price of $0.375 per share. The loan is secured by the Company's accounts receivable and inventory and by an interest in the Company's intellectual property related to the workstation products.

On April 21, 2004, the Company entered into a note agreement with a private investor for the principal sum of $60,000. The Company is required to accrue a fee on the note of $35 a day. The note is payable upon demand.

5.    Subsequent Event

On July 2, 2004 the Company entered into an Amended and Restated Loan and Security Agreement ("Loan Agreement") with a private investor. This Loan Agreement replaces the $750,000 loan and security agreement noted above. The Loan Agreement, including the $750,000 previously advanced, provides the Company with the ability to borrow a total of $1,000,000 under this revised agreement. All accrued principal and interest is due on December 31, 2004. Interest accrues at a rate of 2% per month and allows the lender to convert $250,000 of the total amount into shares of Common Stock of the Company at a rate of $0.30 per share. A beneficial conversion charge of approximately $33,333 will be recorded in July, 2004. Additionally the Loan Agreement required the Company to issue to the lender 110,000 shares of its Common Stock as a loan fee. A charge of approximately $38,500 will be recorded in July, 2004. The lender will receive warrants to purchase 300,000 shares of the Company's Common Stock at a price of $0.375 per share. The warrants expire in July, 2007.

6.    Earnings Per Share

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the quarter, is the same as basic loss per share for the quarters ended June 30, 2004 and 2003, as all potentially dilutive securities were anti-dilutive.

7.    Stock Based Compensation

Options to purchase 2,929,180 and 3,717,536 shares of Common Stock were outstanding at June 30, 2004 and 2003, respectively. Warrants to purchase 3,005,085 and 2,099,562 shares of Common Stock were outstanding at June 30, 2004 and 2003, respectively. These were not included in the computation of diluted loss per share as the assumed exercise of the options would have been anti-dilutive.

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to its stock-based employee plans.

                                            Quarter ended June 30,
                                           ------------------------
                                              2004          2003
Net loss, as reported                      $(643,440)   $ (921,944)
Add: Stock-based employee compensation
    expense included in reported net
    income, net of related tax effects             -             -

Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for
    awards granted, modified, or
    settled, net of related tax effects      (18,525)      (35,261)
                                           ---------    ----------
Pro forma net loss                         $(661,965)   $ (957,205)
                                           =========    ==========

Loss per share, basic and diluted:
    As reported                            $   (0.03)   $    (0.05)
    Pro forma                              $   (0.03)   $    (0.05)

                                            Six Months ended June 30,
                                           ---------------------------
                                              2004            2003
Net loss, as reported                      $(1,380,288)   $(1,969,622)
Add: Stock-based employee compensation
    expense included in reported net
    income, net of related tax effects               -              -

Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for
    awards granted, modified, or
    settled, net of related tax effects        (37,050)       (70,522)
                                           -----------    -----------
Pro forma net loss                         $(1,417,338)   $(2,040,144)
                                           ===========    ===========

Loss per share, basic and diluted:
    As reported                            $     (0.06)   $     (0.10)
    Pro forma                              $     (0.06)   $     (0.11)

8.    Operating Segments

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

Operating Segments
Three months ended:

                                             June 30, 2004
                                             -------------
                            Scientific  Laser-Based
                             Research     Medical
                           Instruments    Devices     Corporate     Total
                           -----------  -----------  -----------  ----------
Revenues from customers    $   27,399    $   8,272   $        -   $  35,671

Loss from operations          (84,899)    (141,052)    (342,354)   (568,305)

                                             June 30, 2003
                                             -------------
                            Scientific  Laser-Based
                             Research     Medical
                           Instruments    Devices     Corporate     Total
                           -----------  -----------  -----------  ----------
Revenues from customers    $  138,515    $   1,403   $        -   $ 139,918

Loss from operations          (41,565)    (582,493)    (297,255)   (921,313)

Six months ended:

                                             June 30, 2004
                                             -------------
                            Scientific  Laser-Based
                             Research     Medical
                           Instruments    Devices     Corporate      Total
                           -----------  -----------  -----------  -----------
Revenues from customers    $   30,419   $   29,087   $        -   $   59,506

Loss from operations         (130,527)    (345,205)    (747,206)  (1,222,938)

                                               June 30, 2003
                                               -------------
                            Scientific  Laser-Based
                             Research     Medical
                           Instruments    Devices      Corporate       Total
                           -----------  ------------  -----------  ------------
Revenues from customers    $  193,000   $   107,218   $        -   $   300,218

Loss from operations         (116,307)   (1,217,110)    (632,591)   (1,966,008)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the six-month periods ended June 30, 2004 and 2003 and the year ended December 31, 2003 was $370,788, $596,995 and $1,746,246,
respectively.

Net cash provided by financing activities for the six-month periods ended June 30, 2004 and 2003 and for the year ended December 31, 2003 was $426,659, $417,188 and $1,578,397, respectively.

Total assets decreased to $825,762 at June 30, 2004 from $1,088,060 at December 31, 2003, a decrease of $262,298, or 24%. This change in total assets is primarily attributed to the following:

      - Our total current assets decreased $203,337, or 25%, as of June 30, 2004 compared to our current assets as of December 31, 2003. This decrease was primarily the result of decreases in cash and in accounts receivables, as described below.

      - Cash decreased $71,097, from $76,816 at December 31, 2003 to $5,719 at June 30, 2004. The decrease in cash was primarily attributed to our operational needs during the six-month period ended June 30, 2004.

      - Accounts receivable decreased $111,327 from $116,278 at December 31, 2003 to $4,951 at June 30, 2004. The decrease in accounts receivable was primarily attributed to our employees being aggressive in collecting receivables. To a lesser extent the decrease is also due to our having fewer sales in the second quarter of 2004 when compared with the fourth quarter of 2003. Our decline in sales was primarily due to our lack of capital to invest in sales and marketing activities.

      - Inventory decreased by $15,734, or 3%, to $580,540 at June 30, 2004 from $596,274 at December 31, 2003. Although not material, the decrease in inventory was due to the few sales we completed during the quarter ended June 30, 2004.

Our current ratio at June 30, 2004 was 0.21 compared to 0.40 at December 31, 2003. Our total current liabilities increased $929,503 from $2,036,516 at December 31, 2003 to $2,966,019 at June 30, 2004. Our working capital decreased from a deficit of $1,219,513 at December 31, 2003 to a deficit of $2,352,353 at June 30, 2004. The decrease in working capital was primarily due to our operating losses that we experienced in the six-month period ended June 30, 2004.

Our ability to improve cash flow and ultimately achieve profitability, we believe, will depend on our ability to significantly increase sales. Accordingly, we are manufacturing and marketing the Lasette, a sophisticated laser-based medical device that leverages our existing base of technology. We believe the markets for this product are broader than that of the scientific research instruments market and, as such, offer a greater opportunity to significantly increased sales. In addition, we are pursuing development and marketing partners for some of our new medical products. If obtained, we believe these partnerships may enhance our ability to rapidly ramp-up our marketing and distribution strategy, and possibly offset the products' development costs. As a result, as described in more detail below, additional operating funds will be required under alternative financing sources and we expect that our accumulated deficit will increase in the foreseeable future.

COMMITMENTS - As of June 30, 2004, our outstanding indebtedness for borrowed money included the following:

- In January 2001, certain members of the Company's board of directors or affiliates of members or former members of the Company's board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement. The loans are evidenced by unsecured promissory notes, bear interest at the rate of 10% per annum and were due on January 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Oton Tisch dated November 12, 2002, the Company issued 2,309,255 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of June 30, 2004, the remaining balance of loans outstanding under the loan agreement of approximately $57,500 can be demanded at any time.

- On March 29, 2002, the Company signed a promissory note in the face amount of $2,000,000 payable to a director, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. This note bears interest at 8% per annum and is presently secured by all of the Company's assets. All principal and interest outstanding under the note became due on April 1, 2004. All principal and interest outstanding under this note of $358,605, at June 30, 2004, can be demanded at any time

- Private investors that are not affiliated with the Company have advanced the Company principal sums of $20,000, $35,000 and $60,000, on May 20, 2003, on June 6, 2003 and on April 21, 2004, respectively. The notes are due on demand. The first two notes bear interest at a rate of 10% per annum. The third note requires a fee of $35 per day be accrued and paid. The first two notes permit the holder of the notes to convert the outstanding balance of the notes into the Company's common stock at a rate of $0.30 per share. The Company recorded a beneficial conversion charge during the quarter ended June 30, 2003 of $6,833 in connection with these two notes.

- On August 29, 2003 the Company entered into a loan and security agreement that provides for a non-affiliated party to loan the Company, at the lender's sole discretion, up to $750,000. As of December 31, 2003, the Company had borrowed the entire $750,000 under this facility. The Company paid a facility fee of 75,000 shares of its common stock in connection with the loan and security agreement. A charge of approximately $10,000, the fair value of the shares, was recorded in the financial statements for these shares. The loan is due on September 5, 2004. For each advance under the loan and security agreement, the Company paid a 4% origination fee and is required to pay advanced interest of 2% per month. Additionally, the Company issued to the lender warrants to purchase 600,000 shares of common stock. The warrants are exercisable through various dates between September 5, 2006 and December 24, 2006 for a price of $0.375 per share. The loan is secured by the Company's accounts receivable and inventory and by an interest in the Company's intellectual property related to the workstation products. Subsequent to June 30, 2004 the Company entered into an Amended and Restated Loan and Security Agreement that increased the borrowings to a total of $1,000,000. The Company paid a loan fee of 110,000 shares of its common stock, with a value of $37,400 and additional warrants were issued to the lender to purchase 300,000 shares of the common stock of the Company at $0.375 per share. Additionally the new agreement allows the lender to convert up to $250,000 of the loan into the Company's common stock at a price of $0.30 per share. A beneficial conversion charge of approximately $33,000 will be recorded in the third quarter of 2004.

CAPITAL SOURCES - Our operating cash flows continue to be provided by ongoing sales of the Lasette and the Cell Robotics Workstation. During the first six months of 2004 and 2003, sales of our products generated revenues of approximately $59,500 and $300,200, respectively.

We are currently developing a modified version of the Lasette, called the Infant Lasette, designed specifically for neonatal/pediatric heelstick applications. We completed our clinical trials of the Infant Lasette and submitted the Infant Lasette for FDA clearance in the second quarter of 2004. We anticipate that the FDA clearance will take at least three months following this submission. However, FDA clearance will be delayed if the FDA requests additional information based on the initial or subsequent submissions. Although there can be no assurances, we expect that we will be ready to sell the Infant Lasette in the fourth quarter of 2004.

On December 23, 2003 we signed an agreement with a private trust named CRII-SASCO Business Trust. Under the agreement, CRII-SASCO Business Trust agreed to purchase 1,600,000 shares of our common stock for an aggregate price of $400,000. We expect the transaction to close in the third quarter of 2004.

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

As of June 30, 2004, our net working capital was a deficit of $2,352,353 and our total cash was $5,719. We expect to experience operating losses and negative cash flow for the foreseeable future. Therefore, we do not have sufficient cash to sustain those operating losses without additional financing. We presently need financing to repay our current indebtedness, including payment of our notes in the aggregate amount of approximately $1,342,000 at June 30, 2004 of which approximately $540,000 is currently due or is payable on demand. In addition to debt service requirements, we will require cash to fund our operations. Based on our current operations, we estimate that our cash needs approximate $200,000 each month for the foreseeable future. Our operating requirements depend upon several factors, including the rate of market acceptance of our products, particularly the Lasette, our level of expenditures for manufacturing, marketing and selling our products, costs associated with our staffing and other factors. We have been funding our operating requirements with proceeds from small private placements of our equity securities and indebtedness for borrowed money and with sales of our products. However, historically, these sources of capital have only been adequate to meet our short-term needs. We need immediate financing to fund both our short-term and long-term needs. Therefore, we intend to continue to seek to raise equity or debt financing. Although we have had discussions with potential investors, we have not been able to obtain sufficient long-term financing on acceptable terms as of the date of this report. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities may further dilute our existing shareholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. In addition, the reports we received from our independent auditors covering our fiscal years ended December 31, 2003 and 2002 financial statements contain an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

To date, we have generated only limited revenues from the sale of our products and have been unable to profitably market our products. We incurred net losses applicable to common shareholders of $1,380,288 and $1,969,622 for the six-month periods ended June 30, 2004 and 2003, respectively. Revenues from the sale of our products were $59,506 and $300,218 for the six-month periods ended June 30, 2004 and 2003, respectively. We expect to experience operating losses and negative cash flows for the foreseeable future, until we are able to generate significant revenues to fund anticipated manufacturing, and marketing and selling costs and to achieve and maintain profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability, which will have a negative impact on the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

Revenues from our product sales decreased 75% to $35,671 at June 30, 2004 from $139,918 at June 30, 2003. Sales of our laser-based medical devices during the quarter ended June 30, 2004 were $8,272, compared with sales of our laser-based medical devices of $1,403 in the comparable quarter of 2003. Sales of our scientific research instruments during the quarter ended June 30, 2004 were $27,399, a decrease of $111,116, or 80% from sales of our scientific research instruments of $138,515 in the comparable quarter of 2003. The decrease in sales occurred because of a lack of financial resources available to market and sell our products. We expect that sales will continue to be negatively impacted until we are able to significantly improve our liquidity position.

Our gross margin declined to a negative margin of 248% for the quarter ended June 30, 2004 from a negative margin of 79% for the quarter ended June 30, 2003. A lack of efficiencies in the production of our products contributed significantly to the decline in gross margin. These inefficiencies were primarily due to the lower volume of sales we experienced in 2004 than in 2003.

Operating expenses decreased $331,437 from $811,113 for the quarter ended June 30, 2003 to $479,676 for the quarter ended June 30, 2004. General and administrative expenses increased $45,099, or 15%, from $297,255 in the first quarter of 2003 to $342,354 in the first quarter of 2004. The increase was primarily attributable to payroll. During the second quarter of 2004 we had positions for our president and chief executive officer as well as the position of our chief operating officer. During 2003 we did not have anyone filling the position of chief operating officer.

Our sales and marketing expenses decreased $276,646, or 85%, from $324,447 in the second quarter of 2003 to $47,801 in the second quarter of 2004. The decrease was primarily due to our lack of financial resources to hire marketing and sales personnel and to advertise or otherwise market our products. Our research and development expenses decreased $99,890, or 53%, from $189,411 in the second quarter of 2003 to $89,521 in the second quarter of 2004. The decrease in our research and development expenses occurred primarily as a result of our lack of financial resources to complete work on our new products.

During the three months ended June 30, 2004 interest expense increased to $78,356 from $10,631 during the quarter ended June 30, 2003. The increase in interest expense occurred because we had a significantly higher average outstanding balance of debt in the second quarter of 2004 when compared with the same period in 2003.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

Revenues from our product sales decreased 80% to $59,506 at June 30, 2004 from $300,218 at June 30, 2003. Sales of our laser-based medical devices during the quarter ended June 30, 2004 were $29,087, compared with sales of our laser-based medical devices of $107,218 in the comparable period of 2003. Sales of our scientific research instruments during the six-month period ended June 30, 2004 were $30,419, a decrease of $162,581, or 84% from sales of our scientific research instruments of $193,000 in the comparable period of 2003. The decrease in sales occurred because of a lack of financial resources available to market and sell our products. We expect that sales will continue to be negatively impacted until we are able to significantly improve our liquidity position.

Our gross margin declined to a negative margin of 303% for the six-month period ended June 30, 2004 from a negative margin of 92% for the six-month period ended June 30, 2003. A lack of efficiencies in the production of our products contributed significantly to the decline in gross margin. These inefficiencies were primarily due to the lower volume of sales we experienced in 2004 than in 2003.

Operating expenses decreased $646,587 from $1,689,398 for the six-month period ended June 30, 2003 to $1,042,811 for the six-month period ended June 30, 2004. General and administrative expenses increased $114,615, or 18%, from $632,591 during the six-month period ended June 30, 2003 to $747,206 in the first six months of 2004. The increase was primarily attributable to payroll. During the first half of 2004 we had positions for our president and chief executive officer as well as the position of our chief operating officer. During the same period in 2003 we did not have anyone filling the position of chief operating officer.

Our sales and marketing expenses decreased $596,373, or 85%, from $703,842 in the first half of 2003 to $107,469 in the first half of 2004. The decrease was primarily due to our lack of financial resources to hire marketing and sales personnel and to advertise or otherwise market our products. Our research and development expenses decreased $164,829, or 47%, from $352,965 in the first six months of 2003 to $188,136 in the first six months of 2004. The decrease in our research and development expenses occurred primarily as a result of our lack of financial resources to complete work on our new products.

During the six-month period ended June 30, 2004 interest expense increased to $160,571 from $13,614 during the six-month period ended June 30, 2003. The increase in interest expense occurred because we had a significantly higher average outstanding balance of debt in the first six months of 2004 when compared with the same period in 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in the Company's annual report on Form 10-KSB for the year ended December 31, 2003, and are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. For the six-month period ended June 30, 2004, we have not changed our critical accounting policies or practices, however, we are evaluating how improvements in processes and other changes in our scientific research instruments may impact revenue recognition policies in the future.

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

        On June 3, 2004, the Company issued 200,000 shares of its Common Stock in a private placement transaction with an investor, which resulted in gross proceeds to the Company of $50,000. The proceeds were used for working capital in the Company's day-to-day operations.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:

10.1    Amended and Restated Loan and Security Agreement between Cell Robotics
        International, Inc. and F.A. Voight & Associates

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

                                         CELL ROBOTICS INTERNATIONAL, INC.

Dated: August 12, 2004                   By: /s/ Eutimio Sena
                                             -----------------------------------
                                             Eutimio Sena, President, Chief
                                             Executive Officer and Director

Dated: August 12, 2004                   By: /s/ Paul C. Johnson
                                             -----------------------------------
                                             Paul C. Johnson, Chief Financial
                                             Officer, Director and Secretary