Form 10QSB
period 2004-09-30
CELL ROBOTICS INTERNATIONAL INC
filed 2004-11-22
CIK 845291

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
               For the transition period from                   to
                                              -----------------

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of November 19, 2004, 24,927,813 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003

                  Consolidated Statements of Operations for the Three Months ended September 30, 2004 and September 30, 2003 (unaudited)

                  Consolidated Statements of Operations for the Nine Months ended September 30, 2004 and September 30, 2003 (unaudited)

                  Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2004 and September 30, 2003 (unaudited)

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

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                          ------------------    -----------------
                                                             (UNAUDITED)

ASSET
Current assets:
     Cash and cash equivalents                              $        53,846      $        76,816
     Accounts receivable, net of allowance for
         doubtful accounts of $1,136 in 2004
         and $11,426 in 2003                                         13,288              116,278
     Inventory                                                      564,424              596,274
     Other                                                           27,426               27,635
                                                            ---------------      ---------------
         Total current assets                                       658,984              817,003
     Property and equipment, net                                    161,011              233,645
     Other assets, net                                               19,912               37,412
                                                            ---------------      ---------------
                  Total assets                              $       839,907      $     1,088,060
                                                            ===============      ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                       $       660,350      $       497,620
     Notes payable                                                1,124,937              795,523
     Notes payable - related parties                                526,460              276,903
     Royalties payable                                              210,741              180,204
     Payroll related liabilities                                    875,624              224,732
     Other current liabilities                                      114,607               61,534
                                                            ---------------      ---------------
                  Total liabilities                               3,512,719            2,036,516
                                                            ---------------      ---------------
Stockholders' deficit:
     Preferred stock, $.04 par value. Authorized
         2,500,000 shares, zero shares issued and
         outstanding at September 30, 2004 and
         December 31, 2003, respectively
     Common stock, $.004 par value. Authorized
         50,000,000 shares, 24,927,813 and 23,914,588
         shares issued and outstanding at September
         30, 2004 and December 31, 2003, respectively                99,711               95,658
     Additional paid-in capital                                  31,793,819           31,500,168
     Accumulated deficit                                        (34,566,342)         (32,544,282)
                                                            ---------------      ---------------
                  Total stockholders' deficit                    (2,672,812)            (948,456)
                                                            ---------------      ---------------
                                                            $       839,907      $     1,088,060
                                                            ===============      ===============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       UNAUDITED
                                                                  THREE MONTHS ENDED
                                                       SEPTEMBER 30, 2004     SEPTEMBER 30, 2003
                                                       ------------------     ------------------

Product sales                                          $         124,037      $         263,970

Product cost of goods sold                                       189,149                251,516
                                                       -----------------      -----------------

Gross profit (loss)                                              (65,112)                12,454
                                                       -----------------      -----------------

Operating expenses:
     General and administrative                                  269,996                323,852
     Marketing & sales                                            84,046                147,779
     Research and development                                     71,084                128,067
                                                       -----------------      -----------------
         Total operating expenses                                425,126                599,698
                                                       -----------------      -----------------

Loss from operations                                            (490,238)              (587,244)
                                                       -----------------      -----------------

Other income (expense):
     Other income                                                 39,090                     --
     Interest expense                                           (190,624)               (89,994)
                                                       -----------------      -----------------
         Total other expense                                    (151,534)               (89,994)
                                                       -----------------      -----------------

         Net loss                                      $        (641,772)     $        (677,238)
                                                       =================      =================

Net loss  per common share, basic and diluted          $           (0.03)     $           (0.03)
                                                       =================      =================
Weighted average common shares
     outstanding, basic and diluted                           24,926,604             20,464,099
                                                       =================      =================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       UNAUDITED
                                                                   NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2004      SEPTEMBER 30, 2003
                                                       ------------------      ------------------

Product sales                                          $          183,543      $          564,187

Product cost of goods sold                                        428,782                 828,344
                                                       ------------------      ------------------

Gross loss                                                       (245,239)               (264,157)
                                                       ------------------      ------------------

Operating expenses:
     General and administrative                                 1,017,202                 974,233
     Marketing & sales                                            191,515                 855,410
     Research and development                                     259,220                 459,453
                                                       ------------------      ------------------
         Total operating expenses                               1,467,937               2,289,096
                                                       ------------------      ------------------

Loss from operations                                           (1,713,176)             (2,553,253)
                                                       ------------------      ------------------

Other income (expense):
     Other income                                                  42,311                  10,000
     Interest expense                                            (351,195)               (103,609)
                                                       ------------------      ------------------
         Total other expense                                     (308,884)                (93,609)
                                                       ------------------      ------------------

         Net loss                                      $       (2,022,060)     $       (2,646,862)
                                                       ==================      ==================

Net loss  per common share, basic and diluted          $            (0.08)     $            (0.13)
                                                       ==================      ==================
Weighted average common shares
     outstanding, basic and diluted                            24,552,146              19,650,699
                                                       ==================      ==================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 UNAUDITED
                                                                             NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 2004      SEPTEMBER 30, 2003
                                                                 ------------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $       (2,022,060)     $       (2,646,862)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
     Depreciation and amortization                                           94,031                  99,524
     Amortization of discount on notes payable                               74,840                      --
     Amortization of discount on warrants                                    19,842                      --
     Decrease in allowance for doubtful accounts                            (10,290)                     --
     Common stock issued for services                                         8,487                 428,333
     Options and warrants issued for services                                    --                 112,014
     Beneficial conversion charge                                            33,333                   6,833
     Changes in operating assets and liabilities:
          Decrease in accounts receivable                                   113,280                 578,413
          Decrease (increase) in inventory                                   31,850                 (73,998)
          Decrease (increase) in other current assets                           209                   7,709
          Increase in current liabilities                                   897,232                 427,500
                                                                 ------------------      ------------------
               Net cash used in operating activities                       (759,846)             (1,060,534)
                                                                 ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash used in investing activities -
               Purchase of property and equipment                            (3,897)                (60,761)
                                                                 ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of options                                       --                   4,000
     Proceeds from issuance of common stock                                 217,400                 260,000
     Proceeds from issuance of warrants                                      38,484                      --
     Repayment of notes payable                                                  --                 (64,344)
     Proceeds from notes payable                                            329,414                 651,587
     Proceeds from related parties notes payable                            155,475                  16,570
                                                                 ------------------      ------------------
               Net cash provided by financing activities                    740,773                 932,157
                                                                 ------------------      ------------------

Net decrease in cash and cash equivalents:                                  (22,970)               (189,138)
     Cash and cash equivalents:
               Beginning of period                                           76,816                 299,083
                                                                 ------------------      ------------------
               End of period                                     $           53,846      $          109,945
                                                                 ==================      ==================

SUPPLEMENTAL INFORMATION:
     Interest paid                                               $           90,000      $           24,626
                                                                 ==================      ==================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

2.       Capital Resources

Since inception, the Company has incurred operating losses and other equity charges which have resulted in an accumulated deficit of $34,566,342 and a working capital deficiency of $2,853,735 at September 30, 2004 and operations using net cash of $759,846 in the first nine months of 2004.

The Company's ability to improve cash flow and ultimately achieve profitability will depend on its ability to significantly increase sales. Accordingly, the Company is manufacturing and marketing the Lasette, a sophisticated laser-based medical device, that leverages the Company's existing base of technology. The Company believes the markets for this product is broader than that of the scientific research instruments market and, as such, offers a greater opportunity to significantly increase sales. In addition, the Company is pursuing development and marketing partners for some of its new medical products, such as the UltraLight Laser. If obtained, the Company believes these partnerships may enhance the Company's ability to rapidly ramp-up its marketing and distribution strategy, and possibly offset the products' development costs.

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

This Form 10-QSB should be read in conjunction with the Company's 2003 Annual Report on Form 10-KSB which includes the Company's audited consolidated financial statements for the year ended December 31, 2003.

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

On July 2, 2004, the Company entered into a stock purchase agreement with Frederick Voight, a private investor. In connection with this agreement, the Company issued 110,000 share of its common stock and received, in gross proceeds, $37,400.

4.       Notes Payable

In January 2001, certain members of the Company's board of directors or affiliates of members or former members of the Company's board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement. The loans are evidenced by unsecured promissory notes, bear interest at the rate of 10% per annum and were due on January 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Oton Tisch dated November 12, 2002, the Company issued 2,309,255 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of September 30, 2004, the remaining balance of loans outstanding under the loan agreement of approximately $27,800, including interest of $1,854, can be demanded at any time.

On March 29, 2002, the Company signed a promissory note in the face amount of $2,000,000 payable to a director, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. This note bears interest at 8% per annum and is presently secured by all of the Company's assets. All principal and interest outstanding under the note became due on April 1, 2004. All principal and interest outstanding under this note of $546,241, at September 30, 2004, can be demanded at any time.

Private investors have advanced the Company principal sums of $20,000, $35,000, and $60,000, on May 20, 2003, June 6, 2003, and on April 21, 2004 respectively. The notes are due on demand. The first two notes bear interest at a rate of 10% per annum. The third note requires a fee of $35 per day be accrued and paid. The first two notes permit the holder of the notes to convert the outstanding balance of the notes into the Company's common stock at a rate of $0.30 per share. The Company recorded a beneficial conversion charge of $6,833 in 2003 in connection with these two notes. Approximately $99,000 is outstanding on these notes as of September 30, 2004.

On July 2, 2004 the Company entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement"). The Loan Agreement replaced the Company's August 29, 2003 loan and security agreement, increased the available borrowing from $750,000 to $1,000,000 and extended the maturity date of all borrowings to December 31, 2004. As of September 30, 2004 the Company had borrowed all amounts available under the Loan Agreement. Interest under the Loan Agreement is due December 31, 2004 and accrues at a rate of 2% per month. The Company paid a facility fee in connection with the Loan Agreement of 110,000 shares of its common stock. The value of these shares, of approximately $37,000, was recorded as a charge in the Company's financial statements in the third quarter of 2004. The Loan Agreement allows the lender to convert $250,000 of the outstanding principal into common stock of the Company at a conversion rate of $0.30 per share. During the third quarter of 2004 the Company recognized a non-cash charge of approximately $33,300, for the beneficial conversion of the $250,000. In connection with the Loan Agreement the Company issued warrants to purchase 300,000 shares of the common stock of the Company at $0.375 per share. The warrants expire on July 2, 2007. During 2003, in connection with the original August 29, 2003 agreement, the Company paid a facility fee of 75,000 shares that required the recognition of a non-cash charge of approximately $10,000 and issued the lender warrants to purchase 600,000 shares of the Company's common stock with an exercise price of $0.375. The warrants expire in various dates between September and December of 2006.

5.       Inventory

Inventory is recorded at the lower of cost, determined by the first-in, first-out method, or market. Obsolete inventory inventory is written-off in the period that the impairment occurs.

                                                 SEPTEMBER 30, 2004     DECEMBER 31, 2003
                                                 ------------------     ------------------

FINISHED GOODS                                   $           59,039     $          115,196
PARTS AND COMPONENTS                                        441,430                350,326
SUB-ASSEMBLIES                                               63,955                130,752
                                                 ------------------     ------------------
                                                 $          564,424     $          596,274

6.       Earnings Per Share

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the quarter, is the same as basic loss per share for the quarters ended September 30, 2004 and 2003, as all potentially dilutive securities were anti-dilutive.

7.       Stock Based Compensation

Options to purchase 3,018,354 and 3,617,536 shares of Common Stock were outstanding at September 30, 2004 and 2003, respectively. Warrants to purchase 3,305,085 and 2,409,562 shares of Common Stock were outstanding at September 30, 2004 and 2003, respectively. These were not included in the computation of diluted loss per share as the assumed exercise of the options would have been anti-dilutive.

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to its stock-based employee plans.

                                                              Quarter ended September 30,
                                                            ------------------------------
                                                                2004              2003

     Net loss, as reported                                  $   (641,771)     $   (677,238)
     Add: Stock-based employee compensation
         expense included in reported net
         income, net of related tax effects                           --                --

     Deduct: Total stock-based employee
         compensation expense determined under
         fair value based method for awards
         granted, modified, or settled, net of
         related tax effects                                     (18,525)          (35,261)
                                                            ------------      ------------
     Pro forma net loss                                     $   (660,296)     $   (712,499)
                                                            ============      ============

     Loss per share, basic and diluted:
         As reported                                        $      (0.03)     $      (0.03)
         Pro forma                                          $      (0.03)     $      (0.03)

                                                            Nine Months ended September 30,
                                                            ------------------------------
                                                                2004              2003

     Net loss, as reported                                  $ (2,022,060)     $ (2,646,862)
     Add: Stock-based employee compensation
         expense included in reported net
         income, net of related tax effects                           --                --

     Deduct: Total stock-based employee
         compensation expense determined under
         fair value based method for awards granted,
         modified, or settled, net of related
         tax effects                                             (55,575)         (105,782)
                                                            ------------      ------------
     Pro forma net loss                                     $ (2,077,635)     $ (2,752,644)
                                                            ============      ============

     Loss per share, basic and diluted:
         As reported                                        $      (0.08)     $      (0.13)
         Pro forma                                          $      (0.08)     $      (0.14)

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

Operating Segments
Three months ended:                                       September 30, 2004
                                   ------------------------------------------------------------------
                                    Scientific       Laser-Based
                                     Research          Medical
                                   Instruments         Devices          Corporate            Total
                                   ------------      ------------      ------------      ------------
Revenues from customers            $     72,235      $     51,803      $         --      $    124,038

Loss from operations                    (26,642)         (172,047)         (291,548)         (490,237)

                                                          September 30, 2003
                                   ------------------------------------------------------------------
                                    Scientific       Laser-Based
                                     Research          Medical
                                   Instruments         Devices          Corporate            Total
                                   ------------      ------------      ------------      ------------
Revenues from customers            $    240,728      $     23,242      $         --      $    263,970

Loss from operations                    (41,246)         (192,147)         (353,851)         (587,244)

Nine months ended:                                        September 30, 2004
                                   ------------------------------------------------------------------
                                    Scientific       Laser-Based
                                     Research          Medical
                                   Instruments         Devices          Corporate            Total
                                   ------------      ------------      ------------      ------------
Revenues from customers            $    102,654      $     80,889      $         --      $    183,543

Loss from operations                   (163,845)         (532,129)      (1,1017,202)       (1,713,176)

                                                          September 30, 2003
                                   ------------------------------------------------------------------
                                    Scientific       Laser-Based
                                     Research          Medical
                                   Instruments         Devices          Corporate            Total
                                   ------------      ------------      ------------      ------------
Revenues from customers            $    433,728      $    130,459      $         --      $    564,187

Loss from operations                   (141,986)       (1,407,034)       (1,004,233)       (2,553,253)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the nine-month periods ended September 30, 2004 and 2003 and the year ended December 31, 2003 was $759,846, $1,060,534 and
$1,746,246, respectively.

Net cash provided by financing activities for the nine-month periods ended September 30, 2004 and 2003 and for the year ended December 31, 2003 was $740,773, $932,157 and $1,578,397, respectively.

Total assets decreased to $839,907 at September 30, 2004 from $1,088,060 at December 31, 2003, a decrease of $248,153, or 23%. This change in total assets is primarily attributed to the following:

         o Our total current assets decreased $158,019, or 19%, as of September 30, 2004 compared to our current assets as of December 31, 2003. This decrease was primarily the result of decreases in cash and in accounts receivables, as described below.

         o Cash decreased $22,970, from $76,816 at December 31, 2003 to $53,846 at September 30, 2004. The decrease in cash was primarily attributed to our operational needs during the nine-month period ended September 30, 2004.

         o Accounts receivable decreased $102,990 from $116,278 at December 31, 2003 to $13,288 at September 30, 2004. The decrease in accounts receivable was primarily attributed to our employees being aggressive in collecting receivables. To a lesser extent the decrease is also due to our having fewer sales in the third quarter of 2004 when compared with the fourth quarter of 2003. Our decline in sales was primarily due to our lack of capital to invest in sales and marketing activities.

         o Inventory decreased by $31,850, or 5%, to $564,424 at September 30, 2004 from $596,274 at December 31, 2003. Although not material, the decrease in inventory was due to the few sales we completed during the quarter ended September 30, 2004.

Our current ratio at September 30, 2004 was 0.19 compared to 0.40 at December 31, 2003. Our total current liabilities increased $1,476,203 from $2,036,516 at December 31, 2003 to $3,512,719 at September 30, 2004. Our working capital deficiency increased from $1,219,513 at December 31, 2003 to $2,853,735 at September 30, 2004. The increase in the working capital deficiency was primarily due to our operating losses that we experienced in the nine-month period ended September 30, 2004.

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

COMMITMENTS - As of September 30, 2004, our outstanding indebtedness for borrowed money included the following:

o In January 2001, certain members of the Company's board of directors or affiliates of members or former members of the Company's board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement. The loans are evidenced by unsecured promissory notes, bear interest at the rate of 10% per annum and were due on January 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Oton Tisch dated November 12, 2002, the Company issued 2,309,255 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of September 30, 2004, the remaining balance of loans outstanding under the loan agreement of approximately $27,900 can be demanded at any time.

o On March 29, 2002, the Company signed a promissory note in the face amount of $2,000,000 payable to a director, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. This note bears interest at 8% per annum and is presently secured by all of the Company's assets. All principal and interest outstanding under the note became due on April 1, 2004. All principal and interest outstanding under this note of $546,241, at September 30, 2004, can be demanded at any time

o Private investors that are not affiliated with the Company have advanced the Company principal sums of $20,000, $35,000 and $60,000, on May 20, 2003, on June 6, 2003 and on April 21, 2004, respectively. The notes are due on demand. The first two notes bear interest at a rate of 10% per annum. The third note requires a fee of $35 per day be accrued and paid. The first two notes permit the holder of the notes to convert the outstanding balance of the notes into the Company's common stock at a rate of $0.30 per share. The Company recorded a beneficial conversion charge during the quarter ended June 30, 2003 of $6,833 in connection with these two notes.

o On July 2, 2004 we entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement"). The Loan Agreement replaced our August 29, 2003 loan and security agreement, increased the available borrowing from $750,000 to $1,000,000 and extended the maturity date of all borrowings to December 31, 2004. As of September 30, 2004 we had borrowed all amounts available under the Loan Agreement. Interest under the Loan Agreement is due December 31, 2004 and accrues at a rate of 2% per month. We paid a facility fee in connection with the Loan Agreement of 110,000 shares of our common stock. The value of these shares, of approximately $37,000, was recorded as a charge in our financial statements in the third quarter of 2004. The Loan Agreement allows the lender to convert $250,000 of the outstanding principal into our common stock at a conversion rate of $0.30 per share. During the third quarter of 2004 we recognized a non-cash charge of approximately $33,300, for the beneficial conversion of the $250,000. In connection with the Loan Agreement, we issued warrants to purchase 300,000 shares of our common stock at $0.375 per share. The warrants expire on July 2, 2007. During 2003, in connection with the original August 29, 2003 agreement, we paid a facility fee of 75,000 shares that required the recognition of a non-cash charge of approximately $10,000 and we issued the lender warrants to purchase 600,000 shares of our common stock with an exercise price of $0.375. The warrants expire in various dates between September and December of 2006.

CAPITAL SOURCES - Our operating cash flows continue to be provided by ongoing sales of the Lasette and the Cell Robotics Workstation. During the first nine months of 2004 and 2003, sales of our products generated revenues of approximately $183,500 and $564,200, respectively.

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

On December 23, 2003 we signed an agreement with a private trust named CRII-SASCO Business Trust. Under the agreement, CRII-SASCO Business Trust agreed to purchase 1,600,000 shares of our common stock for an aggregate price of $400,000. Management is unable to determine whether this transaction will close.

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

As of September 30, 2004, our net working capital was a deficit of $2,853,734 and our total cash was $53,846. We expect to experience operating losses and negative cash flow for the foreseeable future. Therefore, we do not have sufficient cash to sustain those operating losses without additional financing. We presently need financing to repay our current indebtedness, including payment of our notes and accrued interest in the aggregate amount of approximately $1,761,488 at September 30, 2004 of which approximately $592,000 is currently due or is payable on demand. In addition to debt service requirements, we will require cash to fund our operations. Based on our current operations, we estimate that our cash needs approximate $200,000 each month for the foreseeable future. Our operating requirements depend upon several factors, including the rate of market acceptance of our products, particularly the Lasette, our level of expenditures for manufacturing, marketing and selling our products, costs associated with our staffing and other factors. We have been funding our operating requirements with proceeds from small private placements of our equity securities and indebtedness for borrowed money and with sales of our products. However, historically, these sources of capital have only been adequate to meet our short-term needs. We need immediate financing to fund both our short-term and long-term needs. Therefore, we intend to continue to seek to raise equity or debt financing. Although we have had discussions with potential investors, we have not been able to obtain sufficient long-term financing on acceptable terms as of the date of this report. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities may further dilute our existing shareholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. In addition, the reports we received from our independent auditors covering our fiscal years ended December 31, 2003 and 2002 financial statements contain an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

To date, we have generated only limited revenues from the sale of our products and have been unable to profitably market our products. We incurred net losses applicable to common shareholders of $2,022,060 and $2,646,862 for the nine-month periods ended September 30, 2004 and 2003, respectively. Revenues from the sale of our products were $183,543 and $564,187 for the nine-month periods ended September 30, 2004 and 2003, respectively. We expect to experience operating losses and negative cash flows for the foreseeable future, until we are able to generate significant revenues to fund anticipated manufacturing, and marketing and selling costs and to achieve and maintain profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability, which will have a negative impact on the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues from our product sales decreased 53% to $124,037 at September 30, 2004 from $263,970 at September 30, 2003. Sales of our laser-based medical devices during the quarter ended September 30, 2004 were $51,803, compared with sales of our laser-based medical devices of $23,242 in the comparable quarter of 2003. Sales of our scientific research instruments during the quarter ended September 30, 2004 were $72,234, a decrease of $168,493, or 70% from sales of our scientific research instruments of $240,728 in the comparable quarter of 2003. The decrease in sales occurred because of a lack of financial resources available to market and sell our products. We expect that sales will continue to be negatively impacted until we are able to significantly improve our liquidity position.

Our gross margin declined to a negative margin of 52% for the quarter ended September 30, 2004 from a positive margin of 5% for the quarter ended September 30, 2003. A lack of efficiencies in the production of our products contributed significantly to the decline in gross margin. These inefficiencies were primarily due to the lower volume of sales we experienced in 2004 than in 2003.

Operating expenses decreased $174,572 from $599,698 for the quarter ended September 30, 2003 to $425,126 for the quarter ended September 30, 2004. General and administrative expenses decreased $53,856, or 17%, from $323,852 in the third quarter of 2003 to $269,996 in the third quarter of 2004. The decrease was primarily attributable to a decrease in legal fees and discounts allowed during the third quarter of 2004 as compared to the third quarter of 2003.

Our sales and marketing expenses decreased $63,733, or 43%, from $147,779 in the third quarter of 2003 to $84,046 in the third quarter of 2004. The decrease was primarily due to our lack of financial resources to hire marketing and sales personnel and to advertise or otherwise market our products. Our research and development expenses decreased $56,978, or 44%, from $128,067 in the third quarter of 2003 to $71,089 in the third quarter of 2004. The decrease in our research and development expenses occurred primarily as a result of our lack of financial resources to complete work on our new products.

During the three months ended September 30, 2004 interest expense increased to $190,624 from $89,994 during the quarter ended September 30, 2003. The increase in interest expense occurred because we had a significantly higher average outstanding balance of debt in the third quarter of 2004 when compared with the same period in 2003.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues from our product sales decreased 67% to $183,543 at September 30, 2004 from $564,187 at September 30, 2003. Sales of our laser-based medical devices during the quarter ended September 30, 2004 were $80,889, compared with sales of our laser-based medical devices of $130,459 in the comparable period of 2003. Sales of our scientific research instruments during the nine-month period ended September 30, 2004 were $102,654, a decrease of $331,074, or 76% from sales of our scientific research instruments of $433,728 in the comparable period of 2003. The decrease in sales occurred because of a lack of financial resources available to market and sell our products. We expect that sales will continue to be negatively impacted until we are able to significantly improve our liquidity position.

Our gross margin declined to a negative margin of 134% for the nine-month period ended September 30, 2004 from a negative margin of 47% for the nine-month period ended September 30, 2003. A lack of efficiencies in the production of our products contributed significantly to the decline in gross margin. These inefficiencies were primarily due to the lower volume of sales we experienced in 2004 than in 2003.

Operating expenses decreased $821,159 from $2,289,096 for the nine-month period ended September 30, 2003 to

$1,467,937 for the nine-month period ended September 30, 2004. General and administrative expenses increased $42,969, or 4%, from $974,233 during the nine-month period ended September 30, 2003 to $1,017,202 in the first nine months of 2004. The increase was primarily attributable to payroll. During the first three quarters of 2004 we had filled positions for our president and chief executive officer as well as the position of our chief operating officer. During the first two quarter of the same period in 2003 we did not have anyone filling the position of chief operating officer.

Our sales and marketing expenses decreased $663,895, or 78%, from $855,410 in the first three quarters of 2003 to $191,515 in the first nine months of 2004. The decrease was primarily due to our lack of financial resources to hire marketing and sales personnel and to advertise or otherwise market our products. Our research and development expenses decreased $200,233, or 44%, from $459,453 in the first nine months of 2003 to $259,220 in the first nine months of 2004. The decrease in our research and development expenses occurred primarily as a result of our lack of financial resources to complete work on our new products.

During the nine-month period ended September 30, 2004 interest expense increased to $351,195 from $103,609 during the nine-month period ended September 30, 2003. The increase in interest expense occurred because we had a significantly higher average outstanding balance of debt in the first nine months of 2004 when compared with the same period in 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in the Company's annual report on Form 10-KSB for the year ended December 31, 2003, and are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. For the nine-month period ended September 30, 2004, we have not changed our critical accounting policies or practices, however, we are evaluating how improvements in processes and other changes in our scientific research instruments may impact revenue recognition policies in the future.

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

WARRANTIES - We warrant our products against defects in materials and workmanship for one year. The warranty reserve is reviewed periodically and adjusted based upon our historical warranty costs and our estimate of future costs. We record a liability for an estimate of costs that we expect to incur under our basic limited warranty when product revenue is recognized. Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors.

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



                                    CELL ROBOTICS INTERNATIONAL, INC.



Dated: November 19, 2004            By: /s/ Eutimio Sena
                                        ----------------------------------------
                                        Eutimio Sena, President, Chief Executive
                                        Officer and Director



Dated: November 19, 2004            By: /s/ Juanita L. Johnson
                                        ----------------------------------------
                                        Juanita L. Johnson, Interim Chief
                                        Financial Officer