Form 10KSB
period 2004-12-31
CELL ROBOTICS INTERNATIONAL INC
filed 2005-05-11
CIK 845291

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                         Commission file number: 0-27840

                        CELL ROBOTICS INTERNATIONAL, INC.
                        ---------------------------------
                 (Name of Small Business Issuer in its Charter)

                  Colorado                                                   84-1153295
              ------------------                                   --------------------------
         (State or other jurisdiction                                     I.R.S. Employer
         of incorporation or organization)                             Identification number

         2715 Broadbent Parkway N.E., Albuquerque, New Mexico                        87107
         ------------------------------------------------------------------------------------
         (Address of principal executive offices)                                  (Zip Code)

                    Issuer's telephone number: (505) 343-1131
                                              ---------------

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

The Registrant's total revenues for the fiscal year ended December 31, 2004 were $309,448.

As of May 4,2005, the aggregate market value of the Common Stock of the Registrant based upon the closing bid price of the Common Stock as quoted on the OTC Electronic Bulletin Board held by non-affiliates of the Registrant was $3,351,072. As of May 4, 2005, 25,777,480 shares of Common Stock of the Registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes    ; No  X
                                                              ---     ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Cell Robotics International manufactures, markets and sells laser-based medical devices and scientific research instruments. Our medical products include the Lasette(R) line of laser lancing equipment and accessories for capillary blood sampling. Our scientific products include laser microscopy equipment featuring the LaserScissors(R) and LaserTweezers(R) instruments which can be integrated into laser microscopy Workstations. We have also developed a proprietary medical laser for aesthetic or skin rejuvenation applications, which we call the UltraLight Laser. Our key market targets include the clinical and diabetes care markets for the Lasette, the scientific research market for the Cell Robotics Workstation, and the clinical dermatology and cosmetology markets for the UltraLight Laser. We were incorporated in Colorado on September 28, 1988, under the name Bonus, Ltd. In September 1991, we changed our name to Intelligent Financial Corporation. In February 1995, we acquired all of the issued and outstanding shares of Cell Robotics, Inc., a New Mexico corporation, which had been formed in 1988 to develop the Cell Robotics Workstation. In May 1995, we changed our name from Intelligent Financial Corporation to Cell Robotics International, Inc.

Cell Robotics International is currently focused on emerging from a business strategy focused on technological product development to one focused on market value, customer feedback, quality production, and sales growth. As our corporate culture matures, we believe that a disciplined and focused approach to well-defined and customer-focused goals is the most essential aspect of a successful business strategy.

BUSINESS STRATEGY

We hope to become a leader in the development and sale of technologically advanced biophotonic equipment. To achieve this goal, our business strategy capitalizes on our core laser technologies to develop unique products targeted at large markets in which we can compete effectively. Key components of our business strategy include the following:

    - DEVELOP UNIQUE PRODUCT TECHNOLOGIES. Through know-how and core technology, we plan to develop products that offer more effective, safer and less painful solutions than conventional procedures. This development strategy includes using patents, licenses and business and scientific collaborations.

    - DEVELOP SPECIFIC VALUE PROPOSITIONS FOR TARGETED MARKET SEGMENTS. We believe that successful market penetration depends on the careful development of value propositions specifically targeted toward defined market segments. We seek to understand the most important concerns of customers in each market segment and to develop sales messages that address these concerns and appeal directly to the members of that segment.

    - DEVELOP MARKET RECOGNITION. We are positioning our laser-based medical devices as preferred technological solutions to clearly defined medical needs. We seek to create significant brand awareness for the Lasette, our signature product, particularly with consumers and clinicians that use the Lasette for capillary blood sampling. To accomplish this, we plan to develop professional recognition through promoting clinical implementation of the product, to advertise in clinical and diabetes-related publications, and seek exposure through direct mailings, tradeshows, print, and internet media. Promoting publication of professional scientific research reflecting the valuable aspects of our products is an important aspect of market development. We also use trademarked product names that can be clearly recognized by customers and develop product branding strategies to increase customer response.

    - SECURING EFFECTIVE DISTRIBUTION CHANNELS. We believe that expanding our distribution channels will be a key component to the success of our products, particularly the Lasette for clinical use. Currently, the Lasette for clinical use is distributed through several regional distributors within and outside the United States. We intend to pursue additional non-exclusive distribution agreements for the Lasette with national and regional distributors, and non-exclusive or exclusive distribution agreements with international distributors of medical products.

    - FOCUS RESOURCES ON REVENUE GROWTH OPPORTUNITIES. We believe that a successful business strategy depends on keeping focused on opportunities for revenue growth, specifically on opportunities that are within the capability of our current resources. Taking products to the market with the resources we have, not the resources we hope to have, means focusing on segments where purchase decision points are concentrated and where potential sales volume are relatively high. As our distribution channels expand and mature the customers, we create now will become valuable references in the future.

PRODUCTS

LASER-BASED MEDICAL DEVICES -- THE LASETTE

GENERAL. The Lasette is a compact, lightweight, portable crystal laser that utilizes laser light to vaporize a small hole in the fingertip for capillary blood sampling. At nine ounces, the Lasette is slightly larger than a handheld cellular telephone and it fits into a suit-coat pocket or a purse. The Lasette represents a technological leap in providing small blood samples for medical analysis and reflects current medical trends toward advances in obtaining point-of-care analytical results. The Lasette is the only commercially available product for obtaining capillary blood samples without the use of sharp objects (medical sharps).

We previously marketed a single Lasette model that could be adapted to either clinical or personal use through the use of replaceable accessories. In 2003 we sought out market feedback from clinical customers to determine ways in which the clinical utility of the Lasette could be increased. We conducted research and development activities to integrate these features into new models of the product specifically designed for clinical applications. In 2004 we completed the design of two new Lasette clinical models the Lasette P200 and Lasette P800. We introduced these models into the blood donation segment of the clinical applications marketplace and developed data to support specific value propositions for this segment. We are currently engaged in developing an initial customer base and in developing distribution channels for this segment. We anticipate that successful implementation of the blood donation segment will lead to execution of a similar strategy for penetration into other clinical segments. The company currently offers three Lasette models; the Lasette Plus for home glucose self-testing and the two new clinical models, P200 and P800. The clinical models employ single-use disposable lens covers that are discarded and replaced for each procedure. The Lasette system is competitively priced to compete with conventional safety lancets that are currently for capillary blood sampling in the clinical environment.

The Lasette Plus allows diabetics to test their glucose levels at home. This application requires a disposable lens shield, which is a cassette of specialized plastic film. The film advances with each use of the device and has the capacity for 120 applications. We designed the disposable cassette to provide a one-month supply of film for diabetic patients who test four times per day. The suggested retail price for the Personal Lasette system is $495 for the Lasette device and $14.95 for the reusable lens shield cartridge.

The clinical Lasette models are used to draw blood for various tests, including testing hematocrit and glucose levels, in the clinical setting. Our recent design efforts have produced models that provide higher and more reliable blood flow and are easier to use for clinical operators. This application requires a single disposable lens cover that inserts into the device for each use. The patented disposable lens shield is replaced after each use in a clinical setting which prevents the patient's blood from contaminating the Lasette unit and therefore minimizes the risk of cross-contamination. The disposable shield also uses a specialized plastic film to prevent any vapors from condensing on the laser lens. The suggested retail price for the clinical equipment is $495 and the single-use lens covers are priced at $0.18. By offering pricing through fixed-term supply contracts the Lasette can be implemented for less than $0.25 per procedure. We also offer extended warranty programs for clinical customers.

VALUE PROPOSITIONS. In the Personal-use market, we believe that the value propositions for Lasette include reduced pain of glucose testing, reduced fingertip soreness, and the elimination of medical sharps. Among our clinical customers, the value of the Lasette is found in the elimination of medical sharps waste, increased patient acceptance, and better sample quality.

During the course of our research and development efforts in the development of the Lasette models for clinical applications, we found that capillary access wounds made with the Lasette provided larger blood samples for longer periods of time as compared to conventional lancets. When we tested the new design for blood bank donor screening, we found that further, the samples of blood appeared to more accurately represent the blood composition than samples collected with conventional sharps. These results suggest that the Lasette may provide definitive improvements in blood sample quality that would have significant value in clinical medicine. We believe the slogan "No Needles - Better Results" was effective when we introduced the Lasette to the blood banking community and presented these study results at the annual meeting of the American Association of Blood Banks in October 2004. We are pursuing further study of these physiological effects.

We believe the following trends in clinical blood sampling will provide us with important opportunities:

    - an increasing utility of capillary blood samples for point-of-care analysis in medical practice;

    - the increasing market presence of analysis equipment designed for capillary samples from other companies;

    - an increasing demand for less painful alternatives for capillary blood sampling;

    - an increasing desire to eliminate cross-contamination from accidental needle or lancet sticks in hospitals and clinics to address continued public health concerns and, in U.S. markets, to comply with bloodborne pathogen standards of OSHA, including the standards of OSHA required by the Needlestick Safety Act;

MARKETS. Our expenditure of precious resources toward the active pursuit of the consumer market for Lasette remains low. We are currently approaching the clinical markets as a means to establish Lasette as a standard of care in capillary blood sampling and to generate consumer recognition of the product line. While we do support sales of the Lasette Plus for personal use, we are generally responding to sales in a reactive, rather than a proactive, mode in favor of the clinical applications market development. We believe that the consumer market will develop more fully as we work towards goals relating to seeking insurance reimbursement and relief from prescription requirements, as well as toward price reductions. Over the last year the Lasette has been featured in several publications for diabetic patients and we continue to see steady sales from customers who seek out the product.

According to the American Diabetes Association, in the United States, an estimated 18.2 million people have some form or variation of diabetes. However, only 13 million people in the United States have been diagnosed with diabetes in 2002.

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

We market the Lasette models for clinical use to healthcare businesses performing capillary blood sampling. Capillary blood sampling is performed in virtually all clinical settings. These include hospitals, dialysis clinics, blood banks, nursing facilities, home health agencies and physicians' offices. Presently, the most commonly used device for capillary blood sampling is the stainless steel lancet. Needlestick injuries and other sharps-related injuries, including accidental lancet sticks, that result in occupational bloodborne pathogens exposure, such as human immunodeficiency virus, hepatitis B virus, hepatitis C virus and others, continue to be an important public health concern. OSHA estimates that 5.6 million workers in the health care industry and related occupations are at risk of occupational exposure to bloodborne pathogens. According to The Centers for Disease Control and Prevention, or CDC, in March 2000, it is estimated that 600,000 to 800,000 needlestick injuries and other skin introduced or effected injuries occur annually among health care workers. The CDC estimates that 62 to 88% of sharps injuries can potentially be prevented by the use of safer medical devices.

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

Cross-contamination is also a concern outside of the United States. Because of this concern, we believe that countries outside the United States represent important markets for the Lasette. We have consequently focused increasing efforts in expanding our distribution channels into foreign markets, particularly in China, Turkey and England.

RAW MATERIALS. We rely on third parties to produce and manufacture the components for the Lasette. The Erbium:YAG laser rod we use in the Lasette is made from crystals that are produced and processed from a single supplier in Russia, New Technologies Engineering Center ("New Technologies"). To date, we have experienced no material interruptions in the supply of our laser components. However, our agreements with our Russian supplier have historically been short-term in nature expiring after a specified dollar volume of rods are purchased or a specified period of time has elapsed, which has typically been one year or less. We have pre-qualified alternative crystal suppliers and believe they will be available if needed. However, we believe the prices of these alternative crystal suppliers would be significantly higher than the prices we currently pay. The prices of our laser rods from our Russian supplier may fluctuate each time we enter into a new agreement.

MANUFACTURING. We are currently manufacturing the Lasette at our Albuquerque, New Mexico facility. We have instituted the record keeping, quality control, production procedures and other requirements needed to meet the manufacturing regulatory requirements of the FDA MDQSR, ISO 9001; EC 93/42 MDD / ISO 13485; and Canadian Medical Device Regulation. In the past year we have sustained extensive audits of our facilities and operations from various authorities for compliance with these regulatory standards. We have not been subject to requests for substantive corrective actions as a result of these system audits. We believe our manufacturing capacity at our existing facility is adequate to meet customer demands for the Lasette for the foreseeable future.

MARKETING AND DISTRIBUTION. We have advertised the Lasette for home use and for clinical use in journals placed with clinics and direct marketing to medical device distributors and other groups and organizations that may have an interest in the benefits of the Lasette for themselves and for their clients. We have also advertised through direct mailings, tradeshows and print and Internet media. The Lasette for home use is sold through some distributors and directly to customers.

The Lasette for clinical use is distributed through several regional distributors within and outside the United States. During 2004 and 2003 no distributor of the Lasette accounted for more than 16% and 10%, respectively, of our product sales.

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

The Lasette represents a technological alternative to the traditional stainless steel lancet and the safety lancet for routine capillary blood sampling. We designed it to reduce the pain, fear and anxiety associated with drawing blood. The Lasette for clinical use, with its disposable lens cover, also eliminates the risk of cross contamination as well as reduces the costs associated with lancet waste disposal incurred by hospitals and clinics. In response to OSHA's bloodborne pathogens standards, as well as the Needlestick Safety Act, which requires health facilities to employ measures to reduce or eliminate accidental needlesticks, several companies are marketing or are developing safety lancets. Safety lancets have retractable blades or needles intended to reduce accidental needlesticks and, thus, the threat of cross-contamination. While these devices will not eliminate the pain associated with using a traditional steel lancet, the safety lancets may reduce the threat of cross-contamination.

The suggested retail price of the Lasette is presently $495, although this initial price could be substantially less depending on the volume of devices or disposable lens covers purchased. Comparatively, the price of stainless steel lancets is approximately between $0.18 and $0.52 per unit. Although the investment in the Lasette is significantly higher than that for either a steel lancet or safety lancet, we believe that users of the Lasette will be able to recover this investment over time through cost savings. Each stainless steel lancet or safety lancet has indirect costs associated with it, such as biohazard material disposal costs that are higher than the disposal costs associated with the Lasette. By reducing or eliminating the indirect costs associated with the steel lancets and safety lancets, we believe that the Lasette is a competitive alternative.

The Lasette's position in the market is somewhat threatened by corporate research and development efforts throughout the world that are focusing on the development of new, advanced non-invasive and minimally invasive technologies for determining and/or controlling glucose levels in diabetic patients. Several companies have developed or are attempting to develop minimally invasive or non-invasive glucose testing products, including the GlucoWatch(R) by Cygnus, Inc. and the continuous glucose monitoring system, or CGMS, by MiniMed Inc.

Cygnus' GlucoWatch(R) has been approved by the FDA for detecting trends and tracking patterns in adult diabetics' glucose levels. Information released by MiniMed states that the CGMS has been cleared by the FDA for use by physicians to track trends and patterns in patients' glucose levels as well. The CGMS is only for use by physicians and is not for determining the amount of insulin to inject or pump into a patient at a given time. The GlucoWatch(R) and CGMS study the trends or track the patterns of diabetics who do not have their diabetes under control. For those particular patients, either the GlucoWatch(R) or the CGMS is a good supplement to the Lasette product line as each require multiple daily finger sticks to calibrate the devices. Currently, neither product is a reliable substitute or replacement according to their product literature and FDA specifications for testing the blood from a traditional finger-stick and meter.

REGULATORY STATUS. Our Lasette products are subject to a great deal of regulation. See "Business - Government Regulation; Product Approval Process" for a description of government regulations affecting our products. The Lasette has received 510(k) clearance from the FDA for drawing capillary blood samples with use indicated for all blood testing applications in home and clinical settings. The Lasette has also received the CE Mark designation enabling the product to be distributed internationally. In March 2005, the product successfully passed the CE Mark renewal audit. The Lasette is the only alternative to the steel lancet or needle that has been approved by the FDA that allows diabetics to sample their blood for glucose testing so they can determine their subsequent insulin injections. Clearance of the Lasette by the FDA allows us to market the Lasette in the United States. The CE Mark designation of the Lasette also permits us to market the Lasette in the European Union. To date, we have not had any recalls of our products by the FDA or any other regulatory agency.

REIMBURSEMENT. Some private health insurance companies and public insurance programs have covered the consumer's costs of the Lasette if a physician provides documentation indicating a medical necessity. However, currently the cost of the Lasette is not reimbursed by most private insurance programs. We plan to continue our efforts to seek consumer reimbursement for the Lasette by private payors.

In terms of Medicare and Medicaid, in October 2001, we were notified by the Center for Medicare and Medicaid Services (CMS) that a Healthcare Common Procedure Coding System (HCPCS) code had been assigned to our Lasette. In January 2002, CMS published the allowable for our Lasette that was associated with the newly issued HCPCS code. Generally, Medicare reimburses 80% of the published allowable. In March 2002, we were notified by CMS that they had not established a medical criteria for our Lasette and as a result CMS will only reimburse approximately $17 for the price of the Lasette, a minimal portion of its cost. As our financial resources improve we will begin to actively pursue the establishment of a favorable medical policy and an adequate reimbursement rate for the Lasette.

ROYALTY ARRANGEMENTS. The company is party to several royalty agreements under which it must make payments to the original holders of patents on components used in its products. Such royalties, equal to 1 to 2 percent of the net sales of the products containing patented components, are generally due upon sale of the products. In January 2002 the company signed an exclusive licensing arrangement with Becton Dickinson and Company regarding the Tankovich Patent. The license is valid until the patent expires in 2012. The Company is required to pay Becton Dickinson a royalty of 2.5% on all sales of the Lasette and its related accessories and issued 225,000 warrants. Under the license, the payment of royalties for sales during the first two years of the agreement is deferred until November 2004. Royalties earned during 2004, the third year of the agreement and through the remainder of the term will be payable on a quarterly basis. In connection with the license, Becton Dickinson released the company from any alleged infringement under the Tankovich Patent.

The company has a royalty agreement with Lucent Technologies that pertains to the company's worldwide, non-exclusive license agreement which continues until January 2007. Under the terms of the royalty agreement, the company must pay an annual royalty of 7 percent based on revenue generated from sales of the company's products that use the patent, with a minimum annual payment of $35,000. The minimum annual royalty payment of $35,000 is payable as follows:
$17,500 sixty days after the end of each semiannual period ending the last day of June and December. As of December 31, 2004 and 2003 the company had accrued royalties of $218,860 and $180,204, respectively.

We also have an arrangement with New Technology Engineering Center providing for a royalty of 1% on all sales of the Lasette until total royalties of $2 million have been paid. As of December 31, 2004, we have accrued approximately $26,000 of royalties under this arrangement.


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

In 2002, the company had entered into an agreement with Sandstone Medical Technologies, LLC (Sandstone) to design, engineer, manufacture and market the UltraLight Laser. In 2003, a dispute between the company and Sandstone arose regarding the terms of the agreement. However, due to the ambiguity of the contract we believe neither party will be able to enforce the terms of the agreement. Our ability to begin manufacturing and shipping the UltraLight Laser will depend on our ability to improve our liquidity position. We anticipate that the suggested retail price of the UltraLight Laser to end users will be approximately $22,000.

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

MARKETING AND DISTRIBUTION. Our current plans for the North American market are to enter into OEM arrangements with strategic partners that are established in the medical laser for aesthetic or skin rejuvenation industry. In the international markets we plan to rely on a network of distributors for sales of the UltraLight Laser. However, to date we have not entered into any distribution relationships or aggressively pursued market entries due to lack of adequate capital resources.

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

The Workstation is controlled by extensive, multifaceted software that supports sophisticated user-friendly operations for highly complex applications. Because it was not technically constructive or financially sound to rely on multiple sources, the company sub-contracted its software from one expert OEM supplier. In 2004, for confidential business reasons, the software supplier informed the company of its intention to discontinue support of the unique Workstation software product. A transition solution was negotiated that allowed securing short-term sale opportunities. Nonetheless, the loss of the software product resulted in the inescapable effect of losing multiple sales opportunities, resulting in significantly lower 2004 sales.

Immediately upon notification from the OEM supplier, the company invested the needed resources to commence an internal, proprietary software development. Ownership of the software source code will alleviate the risk of future product suspension associated with OEM sourcing. More importantly, we believe developing proprietary software will permit the company to be considerably more responsive to market needs, to enable creative applications for existing and new market penetrations and to improve branding and product distinction. . Arrangements with Beta customers are complete and critical customers have been informed about new features and applications being developed. The new software will be introduced in late summer or early fall, 2005.


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

The Cell Robotics Workstation also provides increased efficiency in the production of transgenic animals in the laboratory. Transgenic animals are animals that have human genes inserted into them. For example, transgenic chickens may produce a particular protein in the whites of their eggs. This protein can then be harvested from the egg as a constituent of a drug to treat disease. The Cell Robotics Workstation can be used in the production process to isolate the nuclei and make it possible to create a transgenic chicken. Each transgenic chicken has the potential to produce thousands of eggs that are harvested to produce the specific drug. The Cell Robotics Workstation is so user friendly that technicians can perform highly sophisticated and complex operations. For example, technicians can isolate stem cells from such tissues as fat obtained by liposuction for the growing of skin, bone or cartilage.

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

RAW MATERIALS AND MANUFACTURING. To minimize capital outlay, we outsource parts of the Cell Robotics Workstation to machine shops and circuit board companies. We complete final assembling and testing at our Albuquerque, New Mexico, facility to ensure the quality of the final product. We plan to continue this approach for the foreseeable future. Alternate sources of supply are available for these parts.

MARKETING AND DISTRIBUTION. We will promote and market the scientific research instruments through direct sales, dealers, representatives and distribution arrangements. We have expanded domestic and international non-exclusive distribution channels for the Cell Robotics Workstation to include distributors in several countries. During 2004 and 2003, we appointed new international distributors in Spain and the United Kingdom accounted for 28% and 16%, respectively, of our product sales.

COMPETITION. Third party competitors of the Cell Robotics Workstation include Carl Zeiss, Leica, and Molecular Machines & Industry (MMI) which are German companies, Sigma Koki, a Japanese company, and Arcturus and Arryx, both United States companies. Zeiss, MMI, Arryx and Sigma Koki make multi-trap and custom trapping instruments that compete with the Cell Robotics Workstation. Arcturus, Leica, MMI and Zeiss offer laser micro-dissection systems.

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

We have since advanced the Lasette's laser design and have sought, or are preparing to seek, continuations of existing patents and/or new patents protecting those designs. Two issued United States patents cover certain technological foundations of the current Lasette product line. These patents were issued in September 1996 and June 1999 and include claims regarding mechanisms to create and control laser energy distribution profiles that are essential for reducing pain in laser lancing devices. The patents expire in August 2014. In November 1999, we received a United States patent for the disposable finger shield used with the Lasette for clinical use. This patent expires in April 2017. We also have received a United States patent covering the disposable lens cover mechanism used in the Lasette for home use. That patent expires in December 2018. Other mechanisms for reducing the size and cost and improving the reproducibility and painlessness of laser lancing devices are regarded as trade secrets, or are the subject of planned patent applications. Finally, we have registered the mark Lasette(R) with the United States Patent and Trademark Office.

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

CELL ROBOTICS WORKSTATION. Our Cell Robotics Workstation is based on our LaserTweezers, LaserScissors, CellSelector and SmartStage technologies. The LaserTweezers application of our Cell Robotics Workstation is based upon a non-exclusive patent license from AT&T, which was transferred by AT&T to Lucent Technologies, Inc. Our license will expire in January 2007, the end of the term of the licensed patent. Under the agreement, the royalty rate is seven percent of the value of each product sold utilizing the patent. Finally, the minimum annual royalties under the license have been reduced to $35,000 per year for the term of the license. Based on these changes, we must pay Lucent a royalty of seven percent per year with a minimum annual payment of $35,000. We own two issued United States patents that cover certain technological foundations of the Cell Robotics Workstation. These patents were issued in November 1994 and December 1994 and include claims regarding the flexure structure for 3-D microscope stage and the manipulation chamber for LazerTweezers. The patents expire in July 2012. We have also registered the LaserTweezers(R) mark with the United States Patent and Trademark Office.

RESEARCH AND DEVELOPMENT

To succeed, we must continually enhance existing products and develop new products incorporating the latest improvements in laser technology. Accordingly, we are committed to investing resources in research and development activities.

During the years ended December 31, 2004 and 2003, we spent $361,855 and $572,541, respectively, on internal research and development programs. As of March 25, 2005, three of our scientists and engineers were engaged in research and development activities. We channeled the majority of the proceeds from equity financing, short-term borrowings and the sale of securities in 1995 through 2000 to fund our internal research and development activities. We do not have research arrangements with any outside research and development firms.

We plan to introduce a modified version of the Lasette designed specifically for neonatal/pediatric heelstick applications. The new "Infant Lasette" will be based upon the current Lasette model for clinical use, but specifically designed to draw capillary blood from the heels of infants, replacing the current and often painful use of costly lancets and scalpels. The "Infant Lasette" is expected to be designed to easily accommodate an infant's heel and a specially designed single-use disposable lens shield. We expect the Lasette disposables will be competitively priced with current disposable heelstick devices. Each year, there are approximately 130 million births worldwide. In most developed countries, newborn infants are subjected to routine capillary blood tests with samples drawn via "heelstick" with safety needles and scalpels. According to the CDC, in the United States there are over 4 million births annually, and each infant is mandated to have a routine battery of blood chemistries performed at birth. In the U.S., pre-mature infants account for approximately 11% of all births while low birthweight babies are an additional 7.8% of births. Pre-mature infants can be subjected to multiple heelsticks per day. The current national average length of stay is 15 days for neo-natal infants in intensive care. These repeated heelsticks may be harmful to the premature infants' heels causing, in some cases, the use of an infant's fingers to obtain the blood sample. In our opinion, FDA approval of the new "Infant Lasette" should require a clinical trial of less than 100 infants and the filling of a 510(k). This opinion is based on our review of various models which indicate that a sample of less than 100 infants will be adequate to prove, statistically, that the blood chemistry of an infant is not changed as a result of drawing the blood with a laser as opposed to the traditional needle or steel lancet. We completed preliminary clinical trials of the Infant Lasette in 2003 and are currently on hold with further development and marketing until additional financial resources are obtained.


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

For research applications, our products are subject only to FDA safety regulations. However, the European Community requires that research instruments receive the CE Mark before they can be exported to Europe. We received the CE Mark for the Cell Robotics Workstation and all of its modules in September 1997. The Lasette has received 510(k) clearance from the FDA for drawing capillary blood samples. In addition, the FDA has cleared the Lasette for capillary blood sampling for all clinical screening tests. The Lasette has also received the CE Mark designation. While the Lasette has received all necessary FDA clearances, has received the European Community's CE Mark and currently meets ISO and EN requirements, its manufacture and marketing will be subject to ongoing regulation. We are subject to inspection and market surveillance by the FDA and the European Community for compliance with good manufacturing practices and other requirements, which include testing, design, quality control and documentation procedures. We must register and seek FDA approval for each manufacturing establishment. These establishments must be certified to meet ISO 9001 and EN 46001 requirements. We must maintain our current FDA clearances by periodic audits. In order to manufacture and sell the Lasette under the CE Mark, we must also pass annual ISO maintenance audits, as well as comprehensive ISO audits every three years. Our last ISO audit was completed in March 2005 without any significant negative findings. There can be no assurance that we will obtain, maintain or receive additional necessary clearances.

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

We received FDA clearance of the UltraLight Laser in September 2002. In the first quarter of 2003 we completed the process of obtaining the necessary domestic and international manufacturing clearances for this product. Further development on this product is on hold until we obtain further financial resources.


EMPLOYEES

As of April 22, 2005, we had 11 full-time employees and 1 part-time employee. Of these employees, 4 were principally engaged in product development, 3 in manufacturing, including quality control, and the balance in marketing, sales, administration and finance. Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced work stoppages and we believe that our relationship with our employees is good.


ITEM 2.  DESCRIPTION OF PROPERTY

Our facilities are located in approximately 12,000 square feet in Albuquerque, New Mexico. This facility contains our executive and administrative offices, as well as facilities for our assembly, production, testing, storage and inventory functions. Our monthly rent payments are $10,189, subject to an annual increase of approximately three percent. Our lease terminates in November 2007. We believe that this facility is adequate for our present and near-term requirements. Our equipment, fixtures and other assets located within the facility are insured against loss.





ITEM 3.  LEGAL PROCEEDINGS

We are currently not subject to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGITRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is traded over-the-counter and quoted on the OTC Bulletin Board on a limited and sporadic basis under the symbol "CRII". The reported high and low bid prices for our common stock as reported by the OTC Bulletin Board, are shown below for the two-year period ended December 31, 2004. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

COMMON STOCK                                                                     BID
                                                  -------------------------------------------------------------------
                                                               LOW                                 HIGH
                                                  -------------------------------     -------------------------------
2003
First Quarter                                     $0.17                               $0.50
Second Quarter                                    $0.17                               $0.40
Third Quarter                                     $0.11                               $0.45
Fourth Quarter                                    $0.20                               $0.45

                                                                                 BID
                                                  -------------------------------------------------------------------
                                                               LOW                                 HIGH
                                                  -------------------------------     -------------------------------
2004
First Quarter                                     $0.19                               $0.35
Second Quarter                                    $0.10                               $0.42
Third Quarter                                     $0.16                               $0.38
Fourth Quarter                                    $0.13                               $0.38

As of May 4, 2005, there were approximately 242 holders of record of our common stock.

DIVIDENDS

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We anticipate that any earnings generated from our operations will be used to finance our ongoing operations. No contractual restrictions exist upon our ability to pay dividends.


PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not repurchase any of our equity securities in 2004 and have not adopted a stock repurchase program.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth, as of December 31, 2004, certain information related to our compensation plans under which shares of our common stock are authorized for issuance:

                                                                                             NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE FOR
                                                                                            FUTURE ISSUANCE UNDER
                              NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                ISSUED UPON EXERCISE OF        PRICE OF OUTSTANDING         (EXCLUDING SECURITIES
                                 OUTSTANDING OPTIONS,          OPTIONS, WARRANTS AND       REFLECTED IN COLUMN (a))
       PLAN CATEGORY              WARRANTS AND RIGHTS                 RIGHTS

----------------------------------------------------------------------------------------------------------------------

                                          (a)                           (b)                          (c)

----------------------------------------------------------------------------------------------------------------------
Equity compensation                     357,500(1)                     $1.40                        --(1)
plans approved by
security holders

Equity compensation                   3,355,665(2)(3)                  $0.79                       282,609(4)
plans not approved by
security holders

----------------------------------------------------------------------------------------------------------------------

Total                                 3,713,165                        $0.85                       282,609
                                      =========                        =====                       =======

----------------------------------------------------------------------------------------------------------------------

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

Material Features of Plan not Approved by Shareholders

The 2002 Stock Purchase Plan, referred to as the 2002 Plan, may be administered by either a committee appointed by our board of directors, or if no committee is appointed, our entire board of directors. Presently, the 2002 Plan is administered by our entire board of directors. Participants eligible to participate in the 2002 Plan include employees, members of our board of directors and consultants who are individuals providing bona fide services to us that are not in connection with capital raising or promoting or maintaining a market for our securities. Participants are granted options to purchase shares of our common stock which may be purchased with the value of the services rendered by you or, if you are an employee, with payroll deductions designated by you that have been accumulated during the exercise period. The exercise period will be a three-month, six-month or other period as determined by the administrator. The purchase price under each option will be a percentage established from time to time by the administer of the fair market value of our common stock on the date on which our common stock is purchased, the date the participant enrolls in the 2002 Plan or such other date specified by the administer. For any participant who is an employee, upon the expiration of each exercise period, to the extent unexercised, that participant is deemed to have automatically exercised his option for the purchase of that number of full shares of common stock which the accumulated payroll deductions credited to his account at that time shall purchase at the applicable purchase price. For any participant who is a consultant or a director, then upon the expiration of each exercise period, to the extent unexercised, the participant will be deemed to have terminated his option for the purchase of any shares of common stock subject to that option. If any participant terminates his employment or service with us for any reason (including death), his participation in the 2002 Plan will terminate and any amounts credited to his account will be paid to him or his estate without interest. The 2002 Plan expired September 30, 2004.


Material Features of Individual Arrangements not Approved by Shareholders

On July 21, 2000 and August 8, 2000, we granted stock options to employees to purchase an aggregate of 200,000 and 100,000 shares of common stock, respectively. The exercise price per share is $2.69 and $2.73 which was equal to or above the fair market value per share of common stock on July 21, 2000 and August 8, 2000 respectively, the option grant dates. We use the average of the high and low trading prices as quoted on the OTC Bulletin Board to determine fair market value for option grants. The options are immediately exercisable. The options expire five years from the date of grant.

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

On August 2, 2002, we granted a stock option to Paul Johnson, former CFO, to purchase 165,000 shares of common stock. The exercise price per share is $1.25, which was above the fair market value per share of common stock on August 2, 2002, the option grant date. The option will become exercisable in the following manner:

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

On December 31, 2003, pursuant to his employment agreement, we granted warrants to Eutimio Sena to purchase 58,750, 73,824 and 93,104 shares of common stock. The exercise price per share for these warrants are $0.30, $0.26 and $0.375, respectively. These exercise prices were equal to or above the fair market value per share of common stock on December 31, 2003, the warrants grant date. We use the average of the high and low trading prices as quoted on the OTC Bulletin Board to determine fair market value for option grants. The warrants are immediately exercisable. The warrants granted under this warrant agreement expire five years from the date of grant.

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

See Part II, Item 7, Notes to Consolidated Financial Statements, Note 6 - Stock Options and Warrants for further discussion.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a description of the unregistered securities we issued during the period covered by this report:

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

On April 30, 2004, the company issued 70,725 shares of its common stock to Leof Strand as payment for consulting services.

Pursuant to the company's February 20, 2003 stock purchase agreement with RR&L, LLC, on April 30, 2004 the Company issued to RR&L, LLC 112,500 shares of its common stock.

On July 2, 2004, the company issued 110,000 shares of its common stock to cover a facility fee pursuant to the Amended and Restated Loan agreement referred to in note #11 of the financial statement footnotes. In addition, the company issued warrants to purchase 300,000 shares of common stock at $0.375 per share. The warrants expire on July 2, 2007. In connection with this agreement, the lender is allowed to convert $250,000 of the outstanding principal into common stock at a conversion rate of $0.30 per share.

On December 4, 2004 the Company issued 400,000 shares of its restricted common stock to cover a facility fee in connection with the Expanded Facility Agreement referred to in note #11 of the financial statement footnotes. The company also issued to the Lender warrants to purchase 200,000 shares of common stock. The warrants are valid for a period of three years from the date of issuance and have an exercise price of $0.375 per share.

On December 17, 2004, the company entered into a stock purchase agreement with Wexford Partners, a private investor. In connection with this agreement, the company issued 100,000 shares of its common stock and warrants to purchase 20,000 shares of common stock for gross proceeds of $15,000. The warrants are exercisable through December 13, 2007 for a price of $0.30 per share.

On December 31, 2004, the Company entered into a stock purchase agreement with Haydock Miller, a private investor. In connection with this agreement, the Company issued 66,667 shares of its common stock and warrants to purchase 13,333 shares of common stock for gross proceeds of $10,000. The warrants are exercisable through December 16, 2007 for a price of $0.30 per share.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

Sales of products for the year ended December 31, 2004 decreased $487,919, or 61%, to $309,448 from $797,367 during the year ended December 31, 2003. The decrease in sales occurred because of a lack of financial resources available to market and sell our products. We expect that sales will continue to be negatively impacted until we are able to significantly improve our liquidity position.

Our gross margin on product sales decreased from a negative margin of 39% for the year ended December 31, 2003 to a negative margin of 91% in the year ended December 31, 2004. A continued lack of efficiencies in the production or our products and a decrease in sales volume contributed significantly to the decline in gross margin.

Our operating expenses decreased 1,026,291, or 35%, during the year ended December 31, 2004 when compared to the year ended December 31, 2003. The majority of the decrease was due to marketing and sales expenses. Marketing and sales operating expenses decreased $649,293 from $998,926 during the year ended December 31, 2003 to $349,633 during 2004. The decrease is primarily due to the elimination of a sales consultant and other marketing expenses in 2003 that was not used in 2004. General and administrative operating expenses decreased $374,888 from $1,367,418 for the year ended December 31, 2003 to $992,530 for the year ended December 31, 2004. The decrease was primarily due to non-cash charges of approximately $240,000 associated with stock and stock options provided to consultants for general business advisory services in 2003. This did not occur in 2004. In addition, the decrease is also due to the employment contract with Mr. Lou Sena, Chief Executive Officer and President, being renegotiated. Research and development operating expenses decreased $210,686 from $572,541 for the year ended December 31, 2003 to $361,855 for the year ended December 31, 2004. The reduction in research and development operating expenses was primarily due to the redesign of two of our products, an upgrade for our "LasserSissor Workstation" and a Lasette product that is easier to handle for "heel-stick" applications in 2003.

Our interest expense increased $406,701, to $577,262 for the year ended December 31, 2004 from $170,561 during the year ended December 31, 2003. The reason for the increase is because we had a much larger average debt balance in 2004 than in 2003 and incurred debt finance costs for the value common stock and warrants issued in connection with obtaining loan extensions in 2004. Other income for the year ended December 31, 2004 is consistent to other income for the year ended December 31, 2003. During 2003 we executed transactions that involved settling trade payables with the issuance of our common stock. One transaction provided us with a gain of approximately $20,000 and the other transaction required the recording of a loss of approximately $92,600. We did not have similar transactions in 2004.


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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the years ended December 31, 2004 and 2003 was $1,002,308 and $1,746,246, respectively primarily related to fund the company's operations.

Net cash provided by financing activities for the years ended December 31, 2004 and 2003 was $973,045 and $1,578,397, respectively. These proceeds were primarily related to the issuance of common stock and proceeds from loans.

Total assets decreased to $748,757 at December 31, 2004 from $1,088,060 at December 31, 2003, a decrease of $339,303, or 31%. This change in total assets is primarily attributed to the following:

    - Our total current assets decreased $218,433, or 27%, as of December 31, 2004 compared to our current assets as of December 31, 2003. This decrease was primarily the result of a decrease in accounts receivables and inventory, as described below.

    - Cash decreased $33,160, from $76,816 at December 31, 2003 to $43,656 at December31, 2004. The decrease in cash was primarily attributed to our operational needs during the year ended December 31, 2004.

    - Accounts receivable decreased $105,474 from $116,278 at December 31, 2003 to $10,804 at December 31, 2004. The decrease in accounts receivable was primarily attributed to fewer sales in the fourth quarter of 2004 when compared with the fourth quarter of 2003. Our decline in sales was primarily due to our lack of capital to invest in sales and marketing activities.

    - Inventory decreased by $88,442 to $507,832 at December 31, 2004 from $596,274 at December 31, 2003. Although not material, the decrease in inventory was due to the purchase of certain inventory parts in 2003 that have to be ordered in large quantities.

Our current ratio at December 31, 2004 was 0.21 compared to 0.4 at December 31, 2003. Our total current liabilities increased $1,816,303 from $2,036,516 at December 31, 2003 to $3,852,819 at December 31, 2004. Our working capital deficit increased from $1,219,513 at December 31, 2003 to $3,254,249 at December 31, 2004. The increase in the working capital deficit was primarily due to lower sales, tight cash flows that led to an increase in current liabilities and additional debt.

Our ability to improve cash flow and will depend on our ability to significantly increase sales. We are pursuing development and marketing partners for some of our new medical products. If obtained, we believe these partnerships may enhance our ability to rapidly ramp-up our marketing and distribution strategy, and possibly offset the products' development costs. As a result, as described in more detail below, additional operating funds will be required under alternative financing sources and that our accumulated deficit will increase in the foreseeable future.

COMMITMENTS - As of December 31, 2004, our outstanding indebtedness for borrowed money included the following:

    - In January 2001, certain members of our board of directors and affiliates of members or former members of our board of directors agreed to make term loan advances to us in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement with us. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. As of December 31, 2004, the remaining principal and interest balance of loans outstanding under the loan agreement was approximately $28,500, which can be demanded at any time.

    - On March 29, 2002, the company signed a promissory note in the face amount of $2,000,000 payable to a director, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. Under this promissory note, Mr. Tisch may make one or more advances to the company at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $1,488,500 (the "Loan A Facility"). Additionally, Mr. Tisch must make requested advances under this note up to an aggregate principal sum of $511,500 so long as he remains satisfied in his reasonable credit judgment with the company's capital raising activities (the "Loan B Facility"). Therefore, Mr. Tisch has no obligation or commitment to make any loans under the Loan A Facility and must make advances under the Loan B Facility only to the extent he is satisfied with the company's capital raising activities in his reasonable credit judgment. This note bears interest at 8% per annum and is presently secured by all of the company's assets. On November 13, 2002 pursuant to a stock purchase agreement between the company and Mr. Tisch dated November 12, 2002, the company issued 776,949 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $337,300 of principal and $12,327 of accrued interest owing to Mr. Tisch under the promissory note. Additionally, on November 19, 2002, the company repaid, in cash, $180,000 owing under the note. No amounts borrowed under the Loan A Facility or the Loan B Facility may be reborrowed after being repaid by the company. As of December 31, 2004, a total of $696,000 is outstanding under the two lines. All principal and interest outstanding under the note were due on April 1, 2004 and therefore, can be demanded at any time. Mr. Tisch continues to advance funds under the Loan A Facility, however, these advances are at Mr. Tisch's sole discretion. Mr. Tisch is no longer obligated by the agreement to advance funds under the Loan A Facility of which $1,304,000 was not advanced. As of December 31, 2004, there was not any remaining amount available under the Loan B Facility.

    - Private investors that are not affiliated with the company have advanced the company principal sums of $20,000, $35,000, and $61,000 on May 20, 2003, June 6, 2003, and on April 21, 2004 respectively. The notes are due on demand. The first two notes bear interest at a rate of 10% per annum. The third note requires a fee of $35 per day be accrued and paid. The first two notes permit the holder of the notes to convert the outstanding balance of the notes into the company's common stock at a rate of $0.30 per share. The company recorded a beneficial conversion charge during the quarter ended June 30, 2003 of $6,833 in connection with these two notes. As of December 31, 2004, the remaining principal balance of the loans outstanding was approximately $132,400, including accrued interest of $16,337.

    - On December 4, 2004 the company entered into an Amended and Restated Loan and Security Agreement (the "Expanded Facility Agreement") with F.A. Voight & Associates ("Voight"). The Expanded Facility Agreement replaced the company's July 2, 2004 and the August 29, 2003 original loan and security agreement, increased the available borrowing from $1,000,000 to $2,000,000 and extended the maturity date of all borrowings to July 1, 2005. As of December 31, 2004 the company had borrowed $1,250,000 under the Loan Agreement and has accrued and unpaid interest of $32,000. The outstanding principal and interest under the Loan Agreement is due July 1, 2005 and accrues at a rate of 2% per month. The company does not expect to have sufficient funds available to repay the outstanding principal and interest under the Expanded Facility Agreement at the maturity date without new financing. We cannot assure you that we will be able to obtain financing sufficient to repay the indebtedness under the Expanded Facility Agreement at the maturity date or that we will be able to arrange for an extension of the Expanded Facility Agreement or other arrangements to satisfy the amount due to Voight. The Expanded Facility Agreement is secured by the company's accounts receivable, inventory, an interest in the company's intellectual property related to the workstation and ultra-light products, and the worldwide manufacturing and marketing rights to the Infant Lasette product. The Lender shall first exercise its rights regarding the intellectual property of the Workstation and Ultralight products and only if the proceeds do not satisfy the amount owing under the facility, exercise the manufacturing and marketing rights of the Infant Lasette product. As of the date of this annual report, the aggregate remaining funds of principal that are available to the Company under the Facility Agreement are $500,000. The Lender requested the Company to satisfy certain conditions prior to the release of further funds under the Facility Agreement. These requested conditions to funding were not previously contained in or a part of the Facility Agreement. Although not part of the Facility Agreement, the Company accommodated these conditions. Notwithstanding the Company's accommodation of these conditions, the Lender did not disburse the requested funds. The Company believes that the Lender is not complying with the terms of the Facility Agreement by reason of the Lender's failure to release further funds at the times required under the Facility Agreement. The Company is attempting to reach an amicable resolution of this matter with the Lender to address a mutually acceptable funding schedule. The Company cannot give any assurances that Voight will continue to provide any additional funding under the Expanded Facility Agreement..




CAPITAL SOURCES - Our operating cash flows continue to be provided by ongoing sales of the Lasette and the Cell Robotics Workstation. During 2004 and during 2003, sales of our products generated revenues of approximately $310,000 and $798,000, respectively.

We are currently developing a modified version of the Lasette, called the Infant Lasette, designed specifically for neonatal/pediatric heelstick applications. We completed our clinical trials of the Infant Lasette. We have successfully obtained FDA clearance and still have yet to submit commercial product drawings for FDA approval that will enable us to sell the Infant Lasette. The lack of capital resources have hindered the final stages FDA clearance for commercial entry.

The development of proprietary software for the Workstation will permit the company to be considerably more responsive to market needs, to enable creative applications for existing and new market penetrations and to improve branding and product distinction. The new software will be introduced in late summer or early fall, 2005. The lack of capital resources may hinder the completion of the software development.

As discussed above, on September 17, 2002, we entered into an amended and restated promissory note payable to Mr. Tisch. All principal and interest outstanding under the note were due on April 1, 2004 and therefore, can be demanded at any time. Mr. Tisch continues to advance funds under the Loan A Facility, however, these advances are at Mr. Tisch's sole discretion. Mr. Tisch is no longer obligated by the agreement to advance funds under the Loan A Facility of which $1,304,000 was not advanced. As of December 31, 2004, there was not any remaining amount available under the Loan B Facility.

In addition to the above sources, we have and will continue to actively pursue negotiated transactions to raise capital through the issuance of debt, equity and convertible debt instruments, or other means that could provide us with additional capital.

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

As of December 31, 2004, our net working capital was a deficit of $3,254,249 and our total cash was $43,656. We expect to experience operating losses and negative cash flow for the foreseeable future. Therefore, we do not have sufficient cash to sustain those operating losses without additional financing. We presently need financing to repay our current indebtedness, including payment of our notes in the aggregate amount of approximately $2,111,000 at December 31, 2004 of which approximately $860,000 is currently due or is payable on demand. Further, all outstanding indebtedness under the Expanded Facility Agreement with Voight is due and payable on July 1, 2005. In addition to debt service requirements, we will require cash to fund our operations. Based on our current operations, we estimate that our cash needs approximate $125,000 each month for the foreseeable future and will be a total of approximately $1,500,000 from December 31, 2004 through December 31, 2005. Our operating requirements depend upon several factors, including the rate of market acceptance of our products, particularly the Lasette, our level of expenditures for manufacturing, marketing and selling our products, costs associated with our staffing and other factors. We have been funding our operating requirements with proceeds from small private placements of our equity securities and indebtedness for borrowed money, particularly with financings with Voight and Mr. Oton Tisch, and with sales of our products. However, historically, these sources of capital have only been adequate to meet our short-term needs. We need immediate financing to fund both our short-term and long-term needs. Mr. Tisch's continues to fund the company under his September 2002 note, however, is not obligated to fund any additional funds. Consequently we cannot ensure that Mr. Tisch will make any further advances under this note. Additionally, we cannot assure any additional funding from Voight under the Expanded Facility Agreement. Therefore, we intend to continue to seek to raise equity or debt financing. Although we have had discussions with potential investors, we have not been able to obtain sufficient long-term financing on acceptable terms as of the date of this report. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Raising additional funds by issuing common stock or other types of equity securities may further dilute our existing shareholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. In addition, the reports we received from our independent auditors covering our fiscal years ended December 31, 2004 and 2003 financial statements contain an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

To date, we have generated only limited revenues from the sale of our products and have been unable to profitably market our products. We incurred net losses applicable to common shareholders of $2,527,826 and $3,443,959 for the years ended December 31, 2004 and 2003, respectively. Revenues from the sale of our products were $309,448 and $797,367 for the years ended December 31, 2004 and 2003, respectively. We expect to experience operating losses and negative cash flow for the foreseeable future. We do not have sufficient cash to sustain continuing operating losses without additional financing. Even if we are able to obtain additional financing to allow us to continue operations and repay indebtedness, we must generate significant revenues to fund anticipated manufacturing and marketing costs and to achieve and maintain profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability, which will have a negative impact on the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in this annual report, and are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. For the year ended December 31, 2004, we have not changed our critical accounting policies or practices, however, we are evaluating how improvements in processes and other changes in our scientific research instruments may impact revenue recognition policies in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table in Note 3 reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the year ended December 31, 2004. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending March 31, 2006, since the Company is a small business issuer.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

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

IT IS DIFFICULT TO PREDICT WHETHER RECENTLY INTRODUCED PRODUCTS, OR PRODUCTS THAT WE MAY DEVELOP IN THE FUTURE, WILL GAIN MARKET ACCEPTANCE OR PROFITABILITY. We develop and market innovative technologies, in particular our most recent market introduction of the Clinical Lasette, which was introduced in 2004. We are developing proprietary software for the Cell Robotics Workstation. We have also developed the UltraLight Laser, which is currently not being further marketed due to lack of financial resources. Demand for and market acceptance of these products, as well as future products that we may develop, are subject to a high level of uncertainty and risk. The risks associated with the introduction of innovative technologies such as ours include the following, among others:

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

We cannot assure you that we will be successful in addressing the risks described above. For example, currently, the cost of the Lasette does not qualify as a reimbursable expense under most health insurance programs and we cannot predict when, if ever, the Lasette may be covered by such third-party payors. Additionally, total revenues from sales of the Lasette since its introduction through December 31, 2004 were $1,648,204. We are unable to estimate whether the demand for the Lasette will achieve market acceptance. Our failure to address these risks could have a negative impact on our business, operating results and financial condition.

WE HAVE LIMITED CAPITAL TO SUPPORT MARKETING, DISTRIBUTING AND SELLING LASER-BASED MEDICAL AND RESEARCH PRODUCTS, WHICH MAY DELAY OUR ABILITY TO SUCCESSFULLY BRING OUR PRODUCTS TO MARKET. OUR FAILURE TO EXPAND OUR DISTRIBUTION CHANNELS WOULD ALSO INHIBIT OUR ABILITY TO GROW. We have limited capital for marketing, distributing and selling our products. To successfully market, distribute and sell our current or future products, we must build a more extensive marketing sales force and distribution network. Alternatively, we can enter into arrangements with third parties to market, distribute and sell our products. As of the date of this report, the Lasette for clinical use is distributed through several regional distributors within and outside the United States, while the Lasette for home use is sold through distributors and directly to customers. Our Cell Robotics Workstation is currently marketed and sold through direct sales, dealers, representatives and distributors. We plan to rely on a network of distributors for sales of the UltraLight Laser; however, to date we have not entered into distribution relationships. California Caltech, Inc., our exclusive United States based distributor of the Lasette in China since July 2002, accounted for approximately 16% of our product sales in 2004. During 2004 our distributor of workstation products in Europe accounted for 14% of our sales.

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

WE HAD AN ORAL AGREEMENT WITH SANDSTONE MEDICAL RELATING TO MANUFACTURING AND MARKETING THE ULTRALIGHT LASER, WHICH IS CURRENTLY IN DISPUTE. In 2002, the company had entered into an oral agreement with Sandstone Medical Technologies, LLC (Sandstone) to design, engineer, manufacture and market the UltraLight Laser. In 2003, a dispute between the company and Sandstone arose regarding the terms of the agreement. However, due to the ambiguity of the contract we believe neither party will be able to enforce the terms of the agreement. Our ability to begin manufacturing and shipping the UltraLight Laser will depend on our ability to improve our liquidity and capital financing position.



OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL AND OTHER ADVISORS. Medical device companies of our size must retain key scientific, technical, managerial, marketing and financial personnel as well as attract and retain additional highly qualified personnel for these areas in order to successfully operate and grow their businesses. Our key employees, consultants, and advisors include, among others, Eutimio Sena, Gary Oppedahl, Juanita Johnson and Oton Tisch. Mr. Sena is our Chief Executive Officer, President and a director, Mr. Oppedahl is our Chief Operating Officer and a director and Ms. Johnson is t serving as our Interim Chief Financial Officer. Mr. Tisch is the Chairman of the Board and assists the company concerning our international marketing and sales efforts. We face intense competition for qualified personnel in these areas, and we cannot assure you that we will be able to attract and retain qualified personnel. If we lose our key personnel or advisors, or are unable to hire and retain additional qualified personnel in the future, our business, financial condition and operating results could be adversely affected. Our key employees, including Mr. Sena and Mr. Oppedahl, may voluntarily terminate their employment with us at any time.

WE DO NOT HAVE A BROAD RANGE OF PRODUCTS TO SELL, AND IF DEMAND FOR THESE PRODUCTS DECLINES OR FAILS TO DEVELOP, OUR REVENUES WILL BE ADVERSELY AFFECTED. Our product lines consist of the Lasette and the Cell Robotics Workstation. Our primary focus is distributing and selling the Lasette, a laser skin perforator that replaces the steel lancets or needles used by consumers with diabetes or for capillary blood draws in the clinical markets. There is an inherent risk in not having a broad base of products in development, because we will not have alternate sources of revenue if we are not successful with our current lines. We cannot assure you that we will be able to profitably sell this narrow line of products. The failure of the Lasette would have a material adverse affect on our revenues and the future of our business.

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

We are in the process of further developing the UltraLight Laser and the Infant Lasette. We will be required to obtain certain regulatory clearances for the UltraLight Laser, including safety testing for electrical emissions and power regulation testing as required by Underwriters Laboratories and Canadian Standards Association and various regulatory body notifications, such as with the International Standards Organization, or ISO, and in connection with the European Community's CE certification. We received FDA clearance for the UltraLight Laser in September 2002 and we obtained the other required regulatory clearances in March 2003. We completed our clinical trials of the Infant Lasette in 2003 and received FDA clearance in 2004. However, there can be no assurances that we will obtain all necessary clearances in a timely manner, if at all. Our failure to obtain the necessary regulatory clearances will prevent us from marketing and selling the UltraLight Laser and the Infant Lasette.

OUR INDUSTRY IS HEAVILY REGULATED, AND STRINGENT ONGOING REGULATION AND INSPECTION OF OUR PRODUCTS COULD LEAD TO DELAYS IN THEIR MANUFACTURE, MARKETING AND SALE. United States government agencies and comparable agencies in countries outside the United States regulate the testing, manufacture, labeling, distribution, marketing and advertising of our products and our ongoing research and development activities. While the Lasette and the UltraLight Laser have received all necessary FDA clearances and the Lasette has received the European Community's CE Mark, their manufacture and marketing will be subject to ongoing regulation. We are subject to inspection and market surveillance by the FDA and the European Community for compliance with good manufacturing practices and other requirements, which include testing, design, quality control and documentation procedures. The FDA conducts periodic audits of the Lasette and the UltraLight Laser, which, among other things, will review our compliance with a variety of regulatory requirements. However, we have not been notified as to when an audit may be conducted. In order to manufacture and sell the Lasette under the CE Mark, we must also pass annual ISO maintenance audits, as well as comprehensive ISO audits every three years. We are currently ISO compliant. Our last ISO audit was completed in March 2005. OSHA also regulates our manufacturing activities. The UltraLight Laser and other products also require manufacturing clearances, such as Underwriters Laboratories and CE certifications. While we have historically been in compliance with all FDA, CE Mark, ISO, OSHA and other requirements, there can be no assurance that we will continue to do so in the future. Our failure to meet FDA, CE Mark, ISO, OSHA or other requirements could bar us from further marketing the Lasette and the UltraLight Laser in the United States and in other markets, which would have a material adverse affect on our business. Additionally, if the FDA finds through an FDA audit or otherwise that we have failed to comply with the FDA regulatory requirements, the agency could institute a wide variety of actions, including a public warning letter or other stronger remedies, including monetary fines, injunctions, recall or seizure of our products, operating restrictions, shutdown of production, withdrawal of previously granted approvals or criminal prosecution.

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

THE GROWTH OF OUR BUSINESS COULD BE ADVERSELY AFFECTED BY REFORMS IN THE HEALTH CARE INDUSTRY. CURRENTLY, THE COST OF THE PERSONAL LASETTE IS NOT COVERED BY MOST HEALTH INSURANCE PROGRAMS, INCLUDING MEDICARE AND MEDICAID. OUR GROWTH AND BUSINESS STRATEGY WILL BE ADVERSELY AFFECTED IF WE FAIL TO OBTAIN ADEQUATE THIRD PARTY REIMBURSEMENT FOR THE LASETTE FOR HOME USE. Some private health insurance companies and public insurance programs have covered the consumer's costs of the Lasette if a physician provides documentation indicating a medical necessity. However, currently the cost of the Lasette is not reimbursed by most private insurance programs. We plan to continue our efforts to seek consumer reimbursement for the Lasette by private payors.

In terms of Medicare and Medicaid, in October 2001, we were notified by the Center for Medicare and Medicaid Services (CMS) that a Healthcare Common Procedure Coding System (HCPCS) code had been assigned to our Lasette. In January 2002, CMS published the allowable for our Lasette that was associated with the newly issued HCPCS code. Generally, Medicare reimburses 80% of the published allowable. In March 2002, we were notified by CMS that they had not established a medical criteria for our Lasette and as a result CMS will only reimburse approximately $17 for the price of the Lasette, a minimal portion of its cost. As our financial resources improve we will begin to actively pursue the establishment of a favorable medical policy and an adequate reimbursement rate for the Lasette.


WE DEPEND ON A SOLE SUPPLIER FOR THE CRYSTALS USED IN THE LASETTE'S AND THE ULTRALIGHT LASER'S ERBIUM:YAG LASER RODS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS. We rely on third parties to produce and manufacture the components for the Lasette. The Erbium:YAG laser rod we use in the Lasette is made from crystals that are produced and processed from a single supplier in Russia, New Technologies Engineering Center ("New Technologies"). To date, we have experienced no material interruptions in the supply of our laser components. However, our agreements with our Russian supplier have historically been short-term in nature expiring after a specified dollar volume of rods are purchased or a specified period of time has elapsed, which has typically been one year or less. We have pre-qualified alternative crystal suppliers and believe they will be available if needed. However, we believe the prices of these alternative crystal suppliers would be significantly higher than the prices we currently pay.

OUR SUCCESS IN COMPLETING THE DEVELOPMENT OF THE PROPRIETARY SOFTWARE FOR THE WORKSTATION IS HEAVILY DEPENDENT ON OBTAINING ADDITIONAL CAPITAL RESOURCES. The Workstation is controlled by extensive, multifaceted software that supports sophisticated user-friendly operations for highly complex applications. Because it was not technically constructive or financially sound to rely on multiple sources, the company sub-contracted its software from one expert OEM supplier. In 2004, for confidential business reasons, the software supplier informed the company of its intention to discontinue support of the unique Workstation software product. Immediately upon notification from the OEM supplier, the company invested the needed resources to commence an internal, proprietary software development. Ownership of the software source code will alleviate the risk of future product suspension associated with OEM sourcing. More importantly, we believe developing proprietary software will permit the company to be considerably more responsive to market needs, to enable creative applications for existing and new market penetrations and to improve branding and product distinction. . Arrangements with Beta customers are complete and critical customers have been informed about new features and applications being developed. The new software will be introduced in late summer or early fall, 2005. We cannot make any assurance that we will be able to complete the development of the proprietary software without additional capital resources.


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

OUR PRODUCTS MAY NOT GAIN MARKET ACCEPTANCE AND MAY NOT ACHIEVE A COMPETITIVE POSITION IN THE MARKETPLACE. We cannot assure you that the marketplace will accept our products. Additionally, we can make no assurances that customers will be willing to pay more for the Lasette than for existing products. The cost of the Lasette is significantly higher than that of the stainless steel lancets and safety lancets. The suggested retail price of the Lasette is presently $495, although this initial cost could be substantially less depending on the program accepted by the customer, such as the number of units purchased or the commitment by the customer to purchase disposable shields in the future. Comparatively, we believe that the price of stainless steel lancets is currently less than $0.05 per unit and the price of safety lancets is between $0.18 and $0.52 per unit. In addition to the stainless steel lancets and safety lancets, the Lasette will also compete directly with non-invasive procedures and products that are currently being sold or developed by other companies. Market acceptance will depend, in large part, upon our ability to educate potential customers, including third-party distributors, about our products' distinctive benefits and/or create pricing strategies that are attractive to potential customers. We cannot assure you that we will be successful in these efforts or that our products will gain market acceptance or be competitive.

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

WE COULD BE ADVERSELY AFFECTED IF THE GOVERNMENT REDUCES ITS SUPPORT OF SCIENTIFIC RESEARCH AND DEVELOPMENT. We market our Cell Robotics Workstation principally to colleges, universities, research laboratories, biotechnology and pharmaceutical companies and commercial laboratories engaged in scientific research. Our present customers of the Cell Robotics Workstation include colleges, universities, research laboratories and similar institutions. These customers accounted for substantially all of our sales of the Cell Robotics Workstation and 57% and 87% of our total product sales in the years ending December 31, 2004 and 2003, respectively. Most, if not all, of these customers rely upon federal and state funding in order to support their research activities. The ability of these institutions to purchase our products is dependent upon receiving adequate funding from the public sector. A reduction or withdrawal of government support of scientific pursuits could result in a lower demand for our products, which could adversely affect our ability to become profitable.



ITEM 7.  FINANCIAL STATEMENTS

        The following financial statements appear on pages 35 through 55 in this report.

                                                                                                  PAGE
                                                                                                  ----

Reports of Independent Registered Public Accounting Firms..........................................35

Consolidated Balance Sheets -- December 31, 2004 and 2003..........................................37

Consolidated Statements of Operations --
  Years ended December 31, 2004 and 2003...........................................................38

Consolidated Statements of Stockholders' Equity (Deficit) -
  Years ended December 31, 2004 and 2003...........................................................39

Consolidated Statements of Cash Flows --
  Years ended December 31, 2004 and 2003...........................................................40

Notes to Consolidated Financial Statements.........................................................41

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Cell Robotics International, Inc.

We have audited the accompanying consolidated balance sheet of Cell Robotics International, Inc. and subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Robotics International, Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a working capital deficiency and a stockholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Golub Kessler LLP
New York, New York
March 4, 2005, except for the first paragraph of Note 12 as to which the date is April 11, 2005 and the second paragraph of Note 12 as to which the date is April 26, 2005.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Cell Robotics International, Inc.

We have audited the accompanying consolidated balance sheet of Cell Robotics International, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cell Robotics International, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP
Albuquerque, New Mexico
March 26, 2004

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                                     2004                      2003
                                                              ------------------        ------------------
ASSETS
Current assets:
     Cash                                                     $          43,656           $        76,816
     Accounts receivable, net of allowance for
         doubtful accounts of $1,136 and $11,426                         10,804                   116,278
     Inventory                                                          507,832                   596,274
     Other current assets                                                36,278                    27,635
                                                              ------------------        ------------------
         Total current assets                                           598,570                   817,003
Property and equipment, net                                             136,114                   233,645
Other assets, net                                                        14,073                    37,412
                                                              ------------------        ------------------
         Total assets                                         $         748,757         $       1,088,060
                                                              ==================        ==================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable                                         $         615,943         $         497,620
     Notes payable                                                      160,749                   131,399
     Notes payable - related parties, net of
         discount of $27,499 and 74,840, respectively                 1,950,501                   941,027
     Payroll related liabilities                                        779,478                   224,732
     Royalties payable                                                  218,860                   180,204
     Warrant liability                                                   80,690                         -
     Other current liabilities                                           46,598                    61,534
                                                              ------------------        ------------------
              Total current liabilities                               3,852,819                 2,036,516

Commitments and contingencies (Note 9)

Stockholders' Deficiency:
     Preferred stock, $.04 par value. Authorized
         2,500,000 shares, zero shares
         issued and outstanding at December 31, 2004
         and 2003                                                             -                         -
     Common stock, $.004 par value. Authorized
         50,000,000 shares, 25,494,480 and 23,914,588
         shares issued and outstanding at December 31,
         2004 and 2003, respectively                                    101,978                    95,658
     Additional paid-in capital                                      31,866,068                31,500,168
     Accumulated deficit                                            (35,072,108)              (32,544,282)
                                                              ------------------        ------------------
              Total stockholders' deficiency                         (3,104,062)                 (948,456)
                                                              ------------------        ------------------


Total liabilities and stockholders' deficiency                $         748,757         $       1,088,860
                                                              ==================        ==================


        The accompanying notes are an integral part of these statements.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                     2004                      2003
                                                              ------------------        ------------------

Product sales                                                 $         309,448         $         797,367

Cost of goods sold                                                      592,297                 1,109,923
                                                              ------------------        ------------------

         Gross loss                                                    (282,849)                 (312,556)

Operating expenses:
     General and administrative                                         922,530                 1,367,418
     Marketing & sales                                                  349,633                   998,926
     Research and development                                           361,855                   572,541
                                                              ------------------        ------------------

         Total operating expenses                                     1,704,018                 2,938,885
                                                              ------------------        ------------------

         Loss from operations                                        (1,986,867)               (3,251,441)
                                                              ------------------        ------------------

Other income (expense):
     Interest expense                                                  (577,262)                 (170,561)
     Other, net                                                          36,303                    50,696
     Loss on settlement of liabilities, net                                   -                   (72,653)
                                                              ------------------        ------------------

         Total other expense                                           (540,959)                 (192,518)
                                                              ------------------        ------------------

Net loss                                                      $      (2,527,826)        $      (3,443,959)
                                                               =================         =================

Net loss per common share, basic and diluted                  $           (0.10)        $           (0.17)
                                                              ==================        ==================

Weighted average common shares
     outstanding, basic and diluted                                  24,527,492                19,982,334
                                                              ==================        ==================



        The accompanying notes are an integral part of these statements.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                         Preferred Stock                 Common Stock
                                   --------------------------     --------------------------         Paid-in         Accumulated
                                      Shares        Amount           Shares        Amount            Capital           Deficit
                                   ------------  ------------     ------------  ------------     ---------------  ----------------
Balance at January 1, 2003                   -             -       18,406,025        73,624          29,816,590       (29,100,323)
Stock issued for services                    -             -        4,063,556        16,254             976,031                 -
Issuance of stock at $0.40
    in private placements,
    less costs of offering                   -             -          625,000         2,500             184,176                 -
Exercise of stock options                    -             -          470,000         1,880             155,120                 -
Issuance of stock at $0.35
    in a private placement,
    less costs of offering                   -             -           28,572           114               7,573                 -
Shares issued in payment of debt             -             -          321,435         1,286             106,588                 -
Warrants issued in private
    placement transactions                   -             -                -             -              47,000                 -
Beneficial conversion charge                 -             -                -             -               6,833                 -
Options & warrants issued
    for services                             -             -                -             -             200,257                 -
Net loss                                     -             -                -             -                   -        (3,443,959)
                                   ------------  ------------     ------------  ------------     ---------------  ----------------
Balance at December 31, 2003                 -             -       23,914,588        95,658          31,500,168       (32,544,282)

Issuance of stock at $0.25
    in a private placement,
    less costs of offering                   -             -          720,000         2,880             177,120                 -
Beneficial conversion charge                 -             -                -             -              33,333                 -
Stock issued for services
     and payment of penalty                  -             -          183,225           733               7,754                 -
Warrants issued in connection
     with debt                               -             -                -             -              65,983                 -
Allocation of proceeds to
     warrants                                                               -             -             (65,983)                -
Issuance of stock and
    warrants at $0.15 in
    private placement                        -             -          166,667           667              24,333                 -
Shares issued in payment of
     debt costs                              -             -          510,000         2,040             123,360                 -
Net loss                                     -             -                -             -                   -        (2,527,826)
                                   ------------  ------------     ------------  ------------     ---------------  ----------------
Balance at December 31, 2004                 -             -       25,494,480      $101,978         $31,866,068     $ (35,280,684)
                                   ============  ============     ============  ============     ===============  ================

        The accompanying notes are an integral part of these statements.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                         2004                       2003
                                                                  ------------------         -----------------
Cash flows from operating activities:
    Net loss                                                      $      (2,527,826)               (3,443,959)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                     124,767                   131,232
          Interest Accrued not paid - related parties                       223,438                         -
          Beneficial conversion charge                                       33,333                     6,833
          Non-cash charge related to change in
               fair value of warrant liability                               14,707
          Provision for bad debts                                           (10,290)                    6,435
          Gain on sale of property and equipment                                  -                   (12,500)
          Loss on settlement of liabilities, net                                  -                    72,653
          Options and warrants issued for services                                -                   200,257
          Debt finance costs                                                238,724                         -
          Common stock issued for services and penalty                        8,487                   899,676
    Changes in operating assets and liabilities:
          Decrease (increase) in receivables                                115,764                   377,923
          (Increase) decrease in inventory                                   88,442                   (56,990)
          Decrease (increase) in other assets                                (8,643)                   20,611
          Increase in accounts payable
              and payroll related liabilities                               673,069                    33,370
          Increase in other current
              liabilities and royalties payable                              23,720                    18,213
                                                                  ------------------         -----------------
       Net cash used in operating activities                             (1,002,308)               (1,746,246)
                                                                  ------------------         -----------------
Cash flows from investing activities:
    Proceeds for sale of property and equipment                                   -                    12,500
    Purchase of property and equipment                                       (3,897)                  (66,918)
                                                                  ------------------         -----------------
       Net cash used in investing activities                                 (3,897)                  (54,418)
                                                                  ------------------         -----------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                  205,000                   501,363
    Proceeds from exercise of options                                             -                   157,000
    Proceeds from loans - related parties                                   881,195                   200,385
    Proceeds from loans                                                      61,000                   964,993
    Repayment of notes payable                                              (31,650)                        -
    Repayments of notes payable - related parties                          (142,500)                 (245,344)
                                                                  -----------------          -----------------
       Net cash provided by financing activities                            973,045                 1,578,397
                                                                  ------------------         -----------------
Net decrease in cash:                                                       (33,160)                 (222,267)
Cash:
    Beginning of year                                                        76,816                   299,083
                                                                  ------------------         -----------------
    End of year                                                   $          43,656          $         76,816
                                                                  ==================         =================
Supplemental information:
    Non-cash - Payment of payables & debt with equity             $               -          $      1,120,116
    Equity issued for financing costs                             $         238,724                        -
    Interest paid                                                 $         243,000          $         63,626
                                                                  =================          ================

        The accompanying notes are an integral part of these statements.

                        CELL ROBOTICS INTERNATIONAL, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



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

(2)     CAPITAL RESOURCES

        Since inception, the Company has incurred operating losses and other equity charges which have resulted in an accumulated deficit of $35,072,108 at December 31, 2004 and operations using net cash of $1,002,308 in 2004. Additionally the Company has working capital deficiency of $3,254,249 and a stockholders' deficiency $3,104,062.

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

        Although the Company has begun manufacturing and marketing the Lasette and the Company continues to market its scientific research instrument line, it does not anticipate achieving profitable operations until after 2005. As a result, the Company expects that additional operating funds will be required under alternative financing sources and that its accumulated deficit will increase in the foreseeable future.

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

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)     Basis of Presentation

                The consolidated financial statements include the accounts of Cell Robotics International, Inc. and its wholly owned subsidiary, Cell Robotics, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

                Certain prior year numbers have been reclassified to conform with the current year presentation.

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

                The Company maintains its cash in bank deposit accounts which, at times, exceeds federally insured limits. The Company has not experienced any losses in such accounts.

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

                Changes in the Company's allowance for doubtful accounts are as follows:

                                                                           2004                2003
                                                                     ---------------    ----------------
                  Beginning balance                                  $       11,426     $         4,991
                  Bad debt expense                                            5,195              88,896
                  Accounts written-off                                       15,485              82,461
                                                                     ---------------    ----------------
                  Ending Balance                                               1,136             11,426


        (e)     Inventory

                Inventory is recorded at the lower of cost, determined by the first-in, first-out method, or market. Obsolete inventory is written-off in the period that the impairment occurs.

                Inventory at December 31 consists of the following:

                                                                          2004                2003
                                                                     ---------------    ----------------
                  Finished goods                                     $        68,644    $       112,114
                  Parts and components                                       407,099            353,408
                  Sub-assemblies                                              32,089            130,752
                                                                     ----------------   ----------------
                                                                     $       507,832    $       596,274
                                                                     ================   ================

        (f)     Property and Equipment

                Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from five to seven years for furniture and fixtures, three to five years for computers, three to seven years for equipment. Leasehold improvements are amortized over the term of the lease. Routine maintenance and repairs are charged to expense as incurred. Annually the Company reviews property and equipment for potential impairment. Any losses noted are written-off in the period that the impairment occurs.

        (g)     Earnings Per Share

                Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the year. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year, is the same as basic loss per share for 2004 and 2003, as all potentially dilutive securities were anti-dilutive.

                Options to purchase 2,929,180 and 3,018,354 shares of common stock were outstanding at December 31, 2004 and 2003, respectively. Additionally, warrants to purchase 3,500,918 and 3,155,085 shares of common stock were outstanding at December 31, 2004 and 2003, respectively. These were not included in the computation of diluted earnings per share as the exercise of these options and warrants would have been anti-dilutive.

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

                Shipping costs are included in general and administrative expenses. The Company normally charges customers for shipping and therefore the majority of shipping charges are reimbursed and netted against the expense.

        (k)     Research and Development

                Research and development costs related to both present and future products are expensed as incurred. Research and development costs consist primarily of salaries, materials and supplies.

        (l)     Warranties

                The Company warrants their products against defects in materials and workmanship for one year. The warranty reserve is reviewed periodically and adjusted based upon the Company's historical warranty costs and its estimate of future costs. The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranty when product revenue is recognized. Factors affecting the Company's warrant liability include the number of units sold and historical and anticipated rates of claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors. The warranty provision at December 31, 2004 and 2003 was not significant.

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



                                                                               Year ended December 31,
                                                                    ---------------------------------------
                                                                                    2004           2003



                  Net loss, as reported                                         $(2,527,826)   $(3,443,959)
                  Add:  Stock-based employee compensation
                      expense included in reported net
                      income, net of related tax effects                                  -              -

                  Deduct:  Total stock-based employee
                      compensation expense determined under
                      fair value based method for awards
                      granted, modified, or settled, net of
                      related tax effects                                           (74,100)      (207,657)
                                                                                ------------   ------------
                  Pro forma net loss                                            $(2,601,926)   $(3,651,616)
                                                                                ============   ============

                  Loss per share, basic and diluted:
                      As reported                                              $      (0.10)   $     (0.17)
                      Pro forma                                                $      (0.11)   $     (0.18)

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

        (n)     Long-Lived Assets and Intangible Assets

                Management reviews long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of (SFAS 144), whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The Company has not recorded any impairment charges related to its ling-lived assets and intangible assets.

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

                The Company evaluates segment performance based on profit or loss from operations prior to the consideration of unallocated corporate general and administrative costs. The Company does not have inter-segment sales or transfers.

                The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technologies and marketing strategies.


(4)     PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at December 31:

                                                                          2004                2003
                                                                     ---------------    ----------------
                  Furniture and fixtures (5-7 years)                 $        6,762     $         6,762
                  Computers (3-5 years)                                     234,422             234,422
                  Equipment (3-7 years)                                     756,828             752,932
                  Leasehold improvements (term of the lease)                 43,447              43,447
                                                                     ---------------    ----------------
                                                                          1,041,459           1,037,563
                  Accumulated depreciation                                 (905,345)           (803,918)
                                                                     ---------------    ----------------
                  Property and equipment, net                        $      136,114     $       233,645
                                                                     ===============    ================


Depreciation expense amounted to $101,428 and $96,017 for the years ended December 31, 2004 and 2003, respectively.

(5)     OTHER ASSETS

        Other assets consist of the following at December 31:

                                                                          2004                2003
                                                                     ---------------    ----------------

                  Patents                                                    48,246              48,246
                  License agreements                                         61,783              61,783
                                                                     ---------------    ----------------
                                                                            110,029             110,029
                  Accumulated amortization                                  (95,956)           (72,617)
                                                                     ---------------    ----------------
                  Other assets, net                                  $        14,073    $        37,412
                                                                     ===============    ================

Amortization expense amounted to $23,339 and $23,370 for the years ended December 31, 2004 and 2003, respectively. The remaining annual amortization for other assets for the year ending December 31, 2005 is $14,073.


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



                In September 2002 the Company's Board of Directors adopted the 2002 Stock Purchase Plan (the "2002 Plan"). An aggregate of 5,000,000 have been reserved for issuance under the 2002 Plan as of December 31, 2003. Participants in the 2002 Plan may be granted shares of common stock or options to purchase shares of common stock. Options granted under the 2002 Plan have an exercise price that is greater than the market price of the Company's stock on the date of grant. Therefore in accordance with the provisions of APB 25 the Company does not record a charge against income for options granted to employees. However, the Company does record a charge against income for the fair value of options granted to consultants. During 2004 the Company did not grant any options to consultants. During 2003 the Company granted 600,000 options to consultants which resulted in an expense being recorded against earnings of $57,800. The 2002 Plan expired September 30, 2004.

                Following is a summary of activity in the Company's options for employees, directors, outside consultants, and technical advisors:

                                                                 YEAR ENDED DECEMBER 31,
                                                          2004                               2003
                                                      -------------                      -------------
                                                WEIGHTED-                         WEIGHTED-
                                                  AVERAGE                           AVERAGE
                                                 EXERCISE                          EXERCISE
                                                   PRICE        NUMBER               PRICE         NUMBER
                                                -----------   ----------          -----------   -----------

         Outstanding at beginning of year       $      0.94    3,018,354          $      1.23    3,130,869
         Granted                                $         -            -          $      0.41    1,340,553
         Exercised                              $         -            -          $      0.33     (470,000)
         Forfeited                              $      1.56      (89,174)         $      1.39     (983,068)
         Outstanding at end of year             $      0.92    2,929,180          $       .94    3,018,354
                                                              -----------                       -----------
         Exercisable at end of year             $      0.99    2,386,680          $      1.01    2,475,854
                                                              ===========                       ===========

The following summarizes certain information regarding outstanding stock options at December 31, 2004:

                                          TOTAL                                      EXERCISABLE
                    ---------------------------------------------------   ----------------------------------
                                                           WEIGHTED-
                                         WEIGHTED-          AVERAGE           WEIGHTED-
                                          AVERAGE          REMAINING           AVERAGE
      EXERCISE                           EXERCISE         CONTRACTUAL         EXERCISE
     PRICE RANGE         NUMBER            PRICE         LIFE (YEARS)           PRICE            NUMBER
   ---------------  ----------------  ---------------  ----------------   ---------------    ---------------

   $  0.37 to 0.50         1,476,680  $          0.40              3.78   $          0.39          1,173,347
      0.57 to 0.80           652,500             0.73              2.93              0.74            513,333
      1.25 to 1.78           370,000             1.26              3.56              1.26            270,000
      2.06 to 2.81           420,000             2.70              1.61              2.70            420,000
              4.38            10,000             4.38              1.40              4.38             10,000
                    ----------------              ---              ----               ---    ---------------
   Total                   2,929,180  $          0.92              3.24   $          0.99          2,386,680
                    ================             ====              ====              ====    ===============

                During 2004 the Company did not grant options outside of the Incentive Plan and the 2002 Plan. During 2003 the Company granted 1,340,553 options outside the plan for the purchase of the Company's common stock to employees, directors, consultants and a provider of public relations services for the Company. Such options are included in the above tables.

                At December 31, 2001, there were 677,765 additional shares available for grant under the Incentive Plan. The Incentive Plan was terminated in August 2002, therefore, no shares were available for issuance at December 31, 2004 or December 31, 2003. At December 31, 2004 and December 31, 2003, there were 282,609, shares available for grant under the 2002 Plan. The weighted-average fair value of stock options granted in 2003 was $0.16, calculated on the date of grant using the Black Scholes option-pricing model using the following assumptions for 2003. Expected dividend yield of 0%, risk-free interest rate of 3.12%, expected life of option of 4 years, and expected volatility of 112%.



        (b)     Warrants

                In connection with a license agreement with Becton Dickinson, in January 2002 the Company issued warrants to purchase 225,000 shares of common stock. The warrants are exercisable through November 7, 2006 for a price of $0.37 per share.

                In connection with a January 2002 private placement, the Company issued to a private investor warrants to purchase 84,842 shares of common stock. The warrants are exercisable through January 25, 2007 for a price of $0.90 per share.

                In connection with a May 2002 private placement, the Company issued to three private investors, one of whom included Mr. Oton Tisch, a director of the Company (Mr. Oton Tisch), warrants to purchase an aggregate of 131,481 shares of common stock. The warrants are exercisable through May 17, 2007 for a price of $0.87 per share.

                In connection with a November 2002 private placement, the Company issued to Mr. Oton Tisch warrants to purchase 771,551 shares of common stock. The warrants are exercisable through November 13, 2007 for a price of $0.7125 per share.

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

                In April 2003 the Company issued to OCM, LLC warrants to purchase 135,788 shares of common stock in payment of consulting services. The warrants are exercisable through April 4, 2008 for a price of $0.60 per share. The fair value of the warrants was calculated on the date of grant using the Black Scholes option pricing model. The Company recorded a charge of $32,389, the fair value of the warrants, to expenses. Mr. Eutimio Sena, then a director of the Company was a partner with OCM, LLC and led the consulting engagement with the company. Mr. Sena is currently the Company's Chief Executive Officer.

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

                In connection with a December 2003 payment for consulting services, the Company issued to OCM, LLC, a consulting firm, warrants to purchase 108,345 shares of common stock. The warrants are exercisable through December 31, 2008 for a price of $0.60 per share. The fair value of the warrants was calculated on the date of grant using the Black Scholes options pricing model. Mr. Sena was a director of the company at the time and led the consulting engagement with the company.

                In December 2003, pursuant to an employment agreement with Mr. Eutimio Sena, the company's Chief Executive Officer, warrants were issued to purchase 58,750, 73,824 and 93,104 shares of common stock. The warrants are exercisable through December 2008 for an exercise price per share of $0.30, $0.26 and $0.375, respectively. The fair value of the warrants was calculated using the Black Scholes options pricing model. The fair value of the warrants granted to Mr. Sena is included as a charge against earnings with the fair value charge of options granted to other employees in the supplemental disclosure in (m) of footnote 3.

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

        One royalty agreement pertains to the Company's worldwide, non-exclusive license agreement which continues until January 2007. Under the terms of the royalty agreement, the Company must pay an annual royalty of 7 percent based on revenue generated from sales of the Company's products that use the patent, with a minimum annual payment of $35,000. The minimum annual royalty payment of $35,000 is payable as follows: $17,500 sixty days after the end of each semiannual period ending the last day of June and December. As of December 31, 2004 and 2003 the Company had accrued royalties of $218,860 and $180,204, respectively.

(8)     INCOME TAXES

        No provision or benefit for federal or state income tax expense has been recorded due to the Company's losses and management's belief that it is more likely than not that some portion or all of the losses and other net deferred tax assets will not be realized. Total income tax benefit differs from the amounts computed by applying the statutory tax rate to loss before income taxes. The reason for this difference is as follows:

                                                                             DECEMBER 31,
                                                                     2004                     2003
                                                                ------------           -----------------
         Expected tax benefit at the
              U.S. statutory rate of 34%                          ($859,000)              ($1,171,000)
          State taxes at 8%                                        (202,000)                 (265,000)
         Valuation allowance                                      1,061,000                 1,436,000
                                                                ------------           ---------------
         Actual tax benefit                                     $         -            $            -
                                                                ============           ===============


        The Company has net operating loss carryforwards and temporary differences that give rise to the following deferred tax assets and liabilities:

                                                                                DECEMBER 31,
                                                                          2004               2003
                                                                      --------------    -------------
                  Deferred tax assets:
                      Net operating loss carryforwards                $ 12,388,000      $ 11,325,000
                      Inventory capitalization                              27,000            27,000
                      Vacation and sick leave payable                       16,000            20,000
                      Allowance for doubtful accounts                                          5,000
                      Warranty and return reserves                           5,000             2,000
                                                                     --------------     -------------
                                                                        12,436,000        11,379,000
                  Less valuation allowance                             (12,390,000)      (11,329,000)
                                                                     --------------     -------------
                           Net deferred tax asset                           46,000            50,000
                                                                     --------------     -------------
                  Deferred tax liabilities:
                      Amortization                                          46,000            44,000
                      Depreciation                                                             6,000
                                                                     --------------     -------------
                           Net deferred income taxes                 $           -      $          -
                                                                     ==============     =============


        The net deferred taxes have been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The net operating loss carryforward for income tax purposes of approximately $27,500,000 expires beginning in 2006 through 2025. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited.


(9)     COMMITMENTS

        The Company is obligated under a non-cancellable operating lease for building facilities which is subject to annual increases of approximately 3% and expires on November 30, 2007. The Company has an option to terminate the lease as of November 30, 2005 if it pays the landlord a cancellation fee of $18,500 plus accrued rent through termination. Rent expense for 2004 and 2003 was $ 120,549 and $126,962, respectively. The minimum annual lease commitments for all building facilities are as follows:

For the year ended December 31,
-------------------------------

     2005       $115,557
     2006       $119,197
     2007       $112,322

        The Company had a sales and export contract with Obras Electromecanicas TKV. Mr. Oton Tisch is the sole owner and Chief Executive Officer and President of TKV. The contract requires the Company to pay TKV a commission on sales that TKV or its representatives negotiate. The commission rate, calculated annually, is 5% on the first $1,000,000 in sales, 3.5% on the next $1,000,000, 2.5% on the next $1,000,000 and 2%
        on any additional sales. The sales and export contract expired in September 2003 and the Company was not obligated to accrue or pay any amounts in 2003.


(10)    EQUITY TRANSACTIONS

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

        During 2003, the Company issued 976,530 shares of our common stock to OCM, LLC as payment for consulting services rendered during 2002 and 2003. Additionally, we issued to OCM LLC warrants to purchase 244,134 shares of our common stock at a prices between $0.26 and $0.60 per share. The shares of common stock and warrant were issued in lieu of cash payment of invoices. The fair value of the shares issued was determined by using the average of the high and low selling prices of the Company's common stock on the measurement date. The fair value was recorded as an expense in the Company's 2003 statement of operations. The Company recorded the cost of the consulting services as an expense against operations with an additional charge as a loss on the settlement of liabilities of approximately $92,600.

        On December 31, 2003 we issued 902,711 shares of common stock to Mr. Sena who is our President and Chief Executive Officer. Additionally, we issued to Mr. Sena warrants to purchase 225,678 shares of our common stock at a prices between $0.26 and $0.60 per share. Pursuant to our employment agreement with Mr. Sena, he received common stock and warrants in lieu of cash compensation. The fair value of the shares issued was determined by using the average of the high and low selling prices of the Company's common stock on the measurement date. The fair value was recorded as an expense in the Company's 2003 statement of operations.

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

        On February 27, 2004, the Company entered into a stock purchase agreement with Frederick Voight, a director (Voight). In connection with this agreement, the Company issued 520,000 shares of its common stock and received, in gross proceeds, $130,000.

        On June 3, 2004, the Company entered into a stock purchase agreement with William R Calabrese, a private investor. In connection with this agreement, the Company issued 200,000 shares of its common stock and received, in gross proceeds, $50,000.

        On April 30, 2004, the Company issued 70,725 shares of its common stock to Leof Strand as payment for consulting services.

        As required by the Company's February 20, 2003 stock purchase agreement with RR&L, LLC, on April 30, 2004 the Company issued to RR&L, LLC 112,500 shares of its common stock.

        On December 17, 2004, the Company entered into a stock purchase agreement with Wexford Partners, a private investor. In connection with this agreement, the Company issued 100,000 shares of its common stock and warrants to purchase 20,000 shares of common stock for gross proceeds of $15,000. The warrants are exercisable through December 13, 2007 for a price of $0.30 per share.

        On December 31, 2004, the Company entered into a stock purchase agreement with Haydock Miller, a private investor. In connection with this agreement, the Company issued 66,667 shares of its common stock and warrants to purchase 13,333 shares of common stock for gross proceeds of $10,000. The warrants are exercisable through December 16, 2007 for a price of $0.30 per share.

        Due to the Company's obligation to file a registration statement to register for resale the shares underlying certain warrants (see Note 11) under the Securities Act of 1933, as amended, in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in a Company's Own Common Stock," the value of the warrants is recorded as a liability until the filing is made. The increase in market value of the Common Stock from the date the warrants were issued to December 31, 2004 resulted in non-cash other expense of $14,707 to reflect the increase in Black-Scholes value of the warrants between those two dates. As of December 31, 2004 a liability for $80,690 has been reflected in the accompanying the balance sheet to account for the value of the warrants as of that date.


(11)    NOTES PAYABLE

        In January 2001, certain former members of the Company's board of directors, not considered related parties, agreed to make term loan advances to the Company in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement. The loans are evidenced by unsecured promissory notes, bear interest at the rate of ten percent per annum and were due on January 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Oton Tisch dated November 12, 2002, the Company issued 2,309,255 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of December 31, 2004, the remaining principal balance of loans outstanding under the loan agreement was approximately $28,500, including accrued interest of $13,411 can be demanded at any.

        On March 29, 2002, the Company signed a promissory note in the face amount of $2,000,000 payable to Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. Under this promissory note, Mr. Tisch may make one or more advances to the Company at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $1,488,500 (the "Loan A Facility"). Additionally, Mr. Tisch must make requested advances under this note up to an aggregate principal sum of $511,500 so long as he remains satisfied in his reasonable credit judgment with the Company's capital raising activities (the "Loan B Facility"). Therefore, Mr. Tisch has no obligation or commitment to make any loans under the Loan A Facility and must make advances under the Loan B Facility only to the extent he is satisfied with the Company's capital raising activities in his reasonable credit judgment. This note bears interest at 8% per annum and is presently secured by all of the Company's assets. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Tisch dated November 12, 2002, the Company issued 776,949 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $337,300 of principal and $12,327 of accrued interest owing to Mr. Tisch under the promissory note. Additionally, on November 19, 2002, the Company repaid, in cash, $180,000 owing under the note. No amounts borrowed under the Loan A Facility or the Loan B Facility may be reborrowed after being repaid by the Company. As of December 31, 2004, a total of $696,000 is outstanding under the two lines. As of December 31, 2004 the remaining amount available at Mr. Tisch's sole discretion under the Loan A Facility is $1,304,000. As of December 31, 2004, there was not any remaining amount available under the Loan B Facility. All principal and interest outstanding under the note were due on April 1, 2004 and therefore, can be demanded at any time.

        A private investor that is not affiliated with the Company has advanced the Company the principal sum of $27,000. On December 31, 2003 the balance of approximately $28,000 was paid by the Company upon the issuance of 93,366 shares of its common stock

        Private investors that are not affiliated with the Company have advanced the Company principal sums of $20,000, $35,000, and $61,000 on May 20, 2003, June 6, 2003, and on April 21, 2004 respectively. The notes are due on demand. The first two notes bear interest at a rate of 10% per annum. The third note requires a fee of $35 per day be accrued and paid. The first two notes permit the holder of the notes to convert the outstanding balance of the notes into the Company's common stock at a rate of $0.30 per share. The Company recorded a beneficial conversion charge during the quarter ended June 30, 2003 of $6,833 in connection with these two notes. As of December 31, 2004, the remaining principal balance of the loans outstanding was approximately $132,400, including accrued interest of $16,337.

        On July 2, 2004, the Company entered into an amended and restated loan and security agreement with Voight whereby the available borrowing was increased to $1,000,000 and the maturity date of all borrowings was extended to December 31, 2004. The Company issued 110,000 shares of common stock and warrants to purchase 300,000 shares of common stock as an additional facility fee on the loan. The warrants are exercisable through July 2, 2007 for a price of $0.375 per share. The fair value of the common stock and warrants, amounting to $37,400 and $38,484, respectively is considered additional financing costs and was amortized over the life of the extension. On December 4, 2004 the Company entered into an Amended and Restated Loan and Security Agreement (the "Expanded Facility Agreement"). The Expanded Facility Agreement replaced the Company's July 2, 2004 amendment and the August 29, 2003 original loan and security agreement, increased the available borrowing from $1,000,000 to $2,000,000 and extended the maturity date of all borrowings to July 1, 2005. As of December 31, 2004 the Company had borrowed $1,250,000 under the Loan Agreement and has accrued and unpaid interest of $32,000. Interest under the Loan Agreement is due July 1, 2005 and accrues at a rate of 2% per month. The Company paid a facility fee in connection with the Loan Agreement of $25,000 cash and 400,000 shares of its restricted common stock. The value of these shares, of approximately $88,000, was recorded as a charge in the Company's financial statements in the fourth quarter of 2004. In connection with the Expanded Facility Agreement the Company issued to the Lender warrants to purchase 200,000 shares of common stock. The warrants are valid for a period of three years from the date of issuance and have an exercise price of $0.375 per share. The fair value of the warrants, amounting to $27,499, is considered additional financing costs and is being amortized over the life of the loan extension. The common stock underlying the Warrants shall be registered on Form SB-2 or similar registration statement with the SEC within 180 days of the Lender's exercise of the Warrants. The Expanded Facility Agreement is secured by the Company's accounts receivable, inventory, an interest in the Company's intellectual property related to the workstation and ultra-light products, and the worldwide manufacturing and marketing rights to the Infant Lasette product. The Lender shall first exercise its rights regarding the intellectual property of the Workstation and Ultralight products and only if the proceeds do not satisfy the amount owing under the facility, exercise the manufacturing and marketing rights of the Infant Lasette product. In connection with the July 2, 2004 agreement, the lender is allowed to convert $250,000 of the outstanding principal into common stock of the Company at a conversion rate of $0.30 per share. The Company recognized a non-cash charge of approximately $33,300, for the beneficial conversion of the $250,000. Also in connection with the July 2, 2004 agreement, the Company issued warrants to purchase 300,000 shares of the common stock of the Company at $0.375 per share. The warrants expire on July 2, 2007. The common stock underlying the Warrants shall be registered on Form SB-2 or similar registration statement with the SEC within 180 days of the Lender's exercise of the Warrants. During 2003, in connection with the original August 29, 2003 agreement, the Company paid a facility fee of 75,000 shares that required the recognition of a non-cash charge of approximately $10,000 and issued the lender warrants to purchase 600,000 shares of the Company's common stock with an exercise price of $0.375. The warrants expire in various dates between September and December of 2006. As of the date of this annual report, the aggregate remaining funds of principal that are available to the Company under the Facility Agreement are $500,000. The Lender requested the Company to satisfy certain conditions prior to the release of further funds under the Facility Agreement. These requested conditions to funding were not previously contained in or a part of the Facility Agreement. Although not part of the Facility Agreement, the Company accommodated these conditions. Notwithstanding the Company's accommodation of these conditions, the Lender did not disburse the requested funds. The Company believes that the Lender is not complying with the terms of the Facility Agreement by reason of the Lender's failure to release further funds at the times required under the Facility Agreement. The Company is attempting to reach an amicable resolution of this matter with the Lender to address a mutually acceptable funding schedule. The Company cannot give any assurances that Voight will continue to provide any additional funding under the Expanded Facility Agreement.


        Interest expense and financing costs on related party loans amounted to approximately $542,000 and $75,000 for the years ended December 31, 2004 and 2003, respectively.


(12)    SUBSEQUENT EVENTS

        On April 11, 2005, the Company executed a Warrant Purchase Agreement (the "Warrant Agreement") between the Company and CRII-SASCO Business Trust (the "Holder"). The Warrant Agreement allows the Holder to purchase the warrant for $160,000. The Warrant Agreement will entitle the Holder to purchase from the Company, 16,000,000 shares of Common Stock at $0.25 per share. The warrants are exercisable for a period of six months from the date of April 12, 2005. The Holder shall exercise the Warrant in four equal increments of 4,000,000 shares each (Exercise I through IV), upon the Holder's satisfaction of specified covenants defined for each increment. The proceeds from each of the exercise increments are $1.0 million and proceeds from the exercise of all of the Warrant are $4.0 million. The shares purchased upon exercise of the Warrant shall not be registered and shall be legend as restricted shares, and subject to provisions of Rule 144 under the Securities Act. Upon exercise of the Warrant, the Holder will be a substantial shareholder, constituting approximately 40% of the total outstanding shares of the Company.

        On April 26, 2005, the Company and Mr. Sena renegotiated terms of Mr. Sena's earlier employment agreement for President and Chief Executive Officer of the Company dated June 16, 2003, specifically reducing the annual base salary. The amended annual base salary will be $290,000 and is retroactive to July 1, 2003. Mr. Sena's accrued but unpaid annual base salary will be paid in 2005 for this period with adjustments taken in 2005. The base salary will be paid in the form of 50% in shares of the Company's common stock and 50% in cash. The number of shares to be issued as base salary in lieu of cash for the period July 1, 2003 through April 30, 2005 was calculated using a fixed market value of $0.132 per share. The number of shares to be issued as base salary in lieu of cash for the period commencing May 1, 2005 is calculated using a 25% discount to the average market closing price and calculated each month. In addition to salary compensation, Mr. Sena is also entitled to grants of non-qualified options to purchase shares of the Company's common stock. The number of shares subject to options that may be granted under this agreement is equal to 25% of the shares of our common stock paid to Mr. Sena as salary compensation. These options have a 5 year duration from the date issued and have exercise prices based on prevailing market conditions or equivalent to options or warrants granted to our other investors, directors or officers. The former employment agreement of June 16, 2003 with Mr. Sena is null and void.


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

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss from operations prior to the consideration of unallocated corporate general and administrative costs. The Company does not have inter-segment sales or transfers.

        The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technologies and marketing strategies.


                                                            DECEMBER 31, 2004
                                                            -----------------
                                         SCIENTIFIC              LASER-BASED
                                          RESEARCH                 MEDICAL
                                        INSTRUMENTS                DEVICES            CORPORATE          TOTAL
                                      ----------------          -------------        -----------     -------------

     Revenues from customers          $       175,239               134,209                  -           309,448
     Profit (loss) from operations           (223,527)             (770,810)          (922,530)       (1,704,018)
     Segment assets                           152,350               355,482            240,925           748,757


                                                            DECEMBER 31, 2003
                                                            -----------------

                                         SCIENTIFIC              LASER-BASED
                                          RESEARCH                 MEDICAL
                                        INSTRUMENTS                DEVICES            CORPORATE          TOTAL
                                      ----------------          -------------        -----------     -------------

     Revenues from customers          $       695,834               101,533                  -           797,367
     Loss from operations                    (152,889)           (1,697,131)        (1,401,421)       (3,251,441)
     Segment assets                           225,904               378,509            483,647         1,088,060



        Segment assets for scientific research instruments and laser-based medical devices represent accounts receivable, inventory and specifically identifiable manufacturing equipment. The remaining assets are not allocated between the segments, as there is no practical method to allocate those assets between the segments.

        The Company has no foreign operations. However, total export sales for the years ended December 31, 2004 and 2003 were approximately $153,000 and $220,000 respectively. The sales were primarily to companies in Asia and Europe. Export sales are attributed to the country where the product is shipped.

(14)    RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), Share-Based Payment ("SFAS No. 123R"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants' fair value using the Black-Scholes model and disclosing the impact on net income and net income per share in a Note to the Consolidated Financial Statements. Upon adoption, pro forma disclosure will no longer be an alternative. The table in Note 3 reflects the estimated impact that such a change in accounting treatment would have had on our net income and net income per share if it had been in effect during the year ended December 31, 2004. The Company will begin to apply SFAS No. 123R using the most appropriate fair value model as of the interim reporting period ending March 31, 2006, since the Company is a small business issuer.


        Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 10, 2004, the Audit Committee of the Board of Directors of the company unanimously approved the resignation of Grant Thornton LLP and the appointment of Goldstein Golub Kessler LLP (GGK) as the independent accountant for the company and subsidiary. We engaged GGK on November 10, 2004.

In connection with the audits of the two fiscal years ended December 31, 2003 and 2002, and the subsequent interim period through November 10, 2004, there were no disagreements with Grant Thorton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The audit reports of Grant Thorton LLP on the consolidated financial statements of the company and subsidiary as of and for the years ended December 31, 2003 and 2002, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles except as follows:

Grant Thorton LLP's report on the consolidated financial statements of the company and subsidiary as of and for the years ended December 31, 2003 and 2002, contained a separate paragraph stating "the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During our two most recent fiscal years, and through November 10, 2004, we have not consulted with GGK LLP regarding any of the matters specified in Item 304(a)(2) of Regulation S-K.

ITEM 8A.  CONTROLS AND PROCEDURES

        Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting for the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B.  OTHER INFORMATION

Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The name, age and position of our directors, executive officers and key employees are as follows:

            NAME                 AGE                 POSITION
            ----                 ---                 --------
Eutimio Sena                      56     President and Chief Executive Officer, Vice Chairman of the Board of
                                         Directors
Gary Oppedahl                     45     Chief Operating Officer and Director
Juanita Johnson                   40     Interim Chief Financial Officer
Richard Zigweid                   56     Vice President of Manufacturing
Oton Tisch                        74     Chairman of the Board of Directors
Dr. Toby Simon                    60     Director
Dr. David Mueller                 65     Director
Paul Johnson                      41     Director
Frederick Voight                  47     Director

EUTIMIO SENA was appointed as our President and Chief Executive Officer on June 17, 2003. He was appointed to our board of directors on August 29, 2002 and serves as Vice Chairman of the Board of Directors. Mr. Sena has over 20 years management experience, particularly in emerging technologies and market launches. From 1992 to July of 2003, he served as the Vice President/General Manager of OCM, Inc., launching OCM's mergers, acquisitions and restructures. Mr. Sena also served as Division Vice President/Multimedia integrated Systems, Division Vice President/Strategic Accounts/Government, and Corporate Director/Strategic Business Planning with Fujitsu America, Inc. from 1984 to 1992. Mr. Sena holds a BS in Computer Information Systems from the University of Colorado and a BA/MBA in Management Information Systems from the University of New Mexico.

GARY OPPEDAHL was appointed as our Chief Operating Officer in July 2003. From July 15, 2002 to June 2003 he served as our President and Chief Executive Officer. He was also appointed as a director for the company on July 15, 2002. From 1999 to July 2002, he served as Senior Vice President of Business Development, Product Realization and Marketing at Novalux, Inc., an innovator in the design and manufacturer of optoelectronics, specifically extended cavity surface emitting lasers, for use in long-haul fiber optic telecommunication networks, in Silicon Valley, California. From 1996 to 1999, Mr. Oppedahl was Vice President of Operations for MODE, Inc., a manufacturer of vertical cavity surface emitting lasers for commercial use in optical data communication applications. He has a degree in Electrical Engineering from Chapman College.


JUANITA JOHNSON was appointed as our interim Chief Financial Officer in October 2004. Ms. Johnson has over 14 years of finance and accounting experience. From 2002 to 2004, she served as an independent management consultant providing financial services to companies in several different industries. From 1999 to 2001, she served as Director of Finance for the University of Phoenix, New Mexico campus. She also has over six years experience in public accounting with McGladrey & Pullen and Deloitte & Touche. Ms. Johnson holds a Master of Business degree from Western Illinois University and a Bachelor of Science degree with a major in accounting from Augustana College. She is a Certified Public Accountant licensed in the State of New Mexico.

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

PAUL JOHNSON was appointed as director for the company in March 2002. Mr. Johnson served as Chief Financial Officer for Cell Robotic from July 2000 through October 2004. He has also served as Secretary of the Board from November 2000 through present. From September 1994 to July 2000, he served as Assistant Controller and then the Controller for Helen of Troy Limited, a $300 million manufacturer and distributor of personal care products. From November 1987 to September 1994, he was employed by KPMG Peat Marwick LLP, now known as KPMG LLP. He has a degree in accounting and a masters degree in accountancy from Brigham Young University.

FREDERICK VOIGHT was appointed to the Board of Directors on December 4, 2004. Mr. Voight has served as the President of F.A. Voight & Associates, which is a business and financial consultant firm, since October 1994. From 1977 to 1994, Mr. Voight served as Chief Executive Officer of Skylands Park Management, Inc. and Mohawk Lumber Home Centers.

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

To our knowledge, based solely upon review of the copies of such reports furnished to us during the year ended December 31, 2004, no director, officer or beneficial holder of more than 10% of any class of our equity securities failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the most recent fiscal year.

CODE OF ETHICS

We have adopted a Code of Ethics for our chief executive office and chief financial officer. A copy of the Code of Ethics has been incorporated by reference as an exhibit to this report.

ITEM 10. EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

The following table sets forth the summary information of compensation paid to our Chief Executive Officer and our Chief Operating Officer, our only highly compensated executive officers in fiscal years 2002 through 2004.

                                                                                         SECURITIES       ALL OTHER
                                                                                         UNDERLYING     COMPENSATION
                                                                     ANNUAL               OPTIONS/           ($)
          NAME AND PRINCIPAL POSITION                 YEAR        COMPENSATION            SARS (#)
-------------------------------------------------    -------    --------------------    -------------- ----------------
-------------------------------------------------    -------    --------------------    -------------- ----------------
Eutimio Sena, Vice Chairman of the Board of
   Directors, President and Chief Executive          2004           317,885(2)              --                   --
   Officer(1)                                        2003           274,769(3)           225,678


Gary Oppedahl, Director and Chief Operating          2004          $208,917(4)
   Officer(1)                                        2003           177,372              500,000             $  1,216(6)
                                                     2002            60,782              500,000(5)          $    956(6)



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

(2) The compensation reflected for Mr. Sena is a modified annual base salary of $290,000 based on a new employment agreement and accrued benefits of $27,885. Mr. Sena's compensation reflects an accrual and will be paid in 2005. Mr. Sena will be paid 50% in cash and the remainder in registered shares of the company's common stock. The number of shares issued as base salary in lieu of cash was calculated using a fixed market value of $0.132 per share.

(3) The compensation paid to Mr. Sena includes the issuance of 902,711 shares of our common stock, which was valued at $189,569. For purposes of computing the compensation to Mr. Sena on this table, the shares were valued at their fair market value at the date of issuance.

(4) The compensation reflected for Mr. Oppedahl is accrued for 2004. Approximately $24,000 has been paid in cash and the remainder will be paid in shares of common stock and grants of non-qualified options in lieu of cash compensation.

(5) Includes options to purchase 300,000 shares of our common stock, which Mr. Oppedahl forfeited upon his June 17, 2003 resignation as President and Chief Executive Officer.

(6)   The amounts represent the Company's matching of the employee's 401(k).


EMPLOYMENT AGREEMENTS

On June 16, 2003, the Company entered into an employment agreement with Eutimio Sena to serve as our President and Chief Executive Officer. On April 26, 2005, the company and Mr. Sena renegotiated terms of Mr. Sena's earlier employment agreement dated June 16, 2003, specifically reducing the annual base salary. The amended annual base salary will be $290,000 and is retroactive to July 1, 2003. Mr. Sena's accrued but unpaid annual base salary will be paid in 2005 for this period with adjustments taken in 2005. The base salary will be paid in the form of 50% in shares of the Company common stock and 50% in cash. The number of shares to be issued as base salary in lieu of cash for the period July 1, 2003 through April 30, 2005 was calculated using a fixed market value of $0.132 per share.. The number of shares to be issued as base salary in lieu of cash for the period commencing May 1, 2005 is calculated using a 25% discount to the average market closing price and calculated each month. In addition to salary compensation, Mr. Sena is also entitled to grants of non-qualified options to purchase shares of the Company's common stock. The number of shares subject to options that may be granted under this agreement is equal to 25% of the shares of our common stock paid to Mr. Sena as salary compensation. These options have a 5 year duration from the date issued and have exercise prices based on prevailing market conditions or equivalent to options or warrants granted to our other investors, directors or officers. The former employment agreement of June 16, 2003 with Mr. Sena is null and void.

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

At December 31, 2004, we had options outstanding to purchase a total of 357,500 shares of our common stock under the Stock Incentive Plan consisting of ISOs and NSOs to purchase 267,500 shares and 90,000 shares, respectively. The ISOs are exercisable at prices ranging from $0.48 to $2.81 per share. The NSOs are exercisable at prices ranging from $0.47 to $4.38 per share. All options were issued with exercise prices at or above market value on the date of grant.

At December 31, 2004, we had also granted options to purchase a total of 2,660,854 shares of our common stock outside of the Stock Incentive Plan. The options are exercisable at prices ranging from $0.37 to $2.73 per share. All options were issued with exercise prices at or above market value on the date of grant.

OPTION GRANTS

The following table sets forth certain information concerning individual grants of stock options made during the last completed fiscal year to each of the named executive officers all of which were issued with exercise prices at or above market value on the date of grant:

                                   NUMBER OF
                                  SECURITIES        % OF TOTAL OPTIONS
                                  UNDERLYING            GRANTED TO
                                    OPTIONS            EMPLOYEES IN           EXERCISE PRICE
           NAME                   GRANTED (#)           FISCAL YEAR               ($/SH)            EXPIRATION DATE
----------------------------    ----------------    --------------------    -------------------    -------------------
Eutimio Sena(1)                     58,750                  6%                    $0.30                 12/31/08
                                    73,824                  8%                    $0.26                 12/31/08
                                    93,104                  10%                   $0.38                 12/31/08
Gary Oppedahl(1)                    300,000                 31%                   $0.40                 12/31/08
                                    100,000                 10%                   $0.50                 12/31/08
                                    100,000                 10%                   $0.75                 12/31/08

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

OPTION EXERCISES AND OPTION VALUES

The following tables sets forth certain information concerning the exercise of options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of such named executive officers' unexercised options on an aggregated basis:

                                                                                NUMBER OF
                                                                                SECURITIES              VALUE OF
                                                                                UNDERLYING            UNEXERCISED
                                    SHARES                                     UNEXERCISED            IN-THE-MONEY
                                  ACQUIRED ON        VALUE REALIZED(1)      OPTIONS AT FY-END      OPTIONS AT FY-END
           NAME                  EXERCISE (#)               ($)                    (#)                   ($)(2)
                                                                            -------------------    -------------------
                                                                               EXERCISABLE/          EXERCISEABLE/
                                                                              UNEXERCISABLE          UNEXERCISABLE
----------------------------    ----------------    --------------------    -------------------    -------------------
Eutimio Sena                          -0-                   -0-                  225,678/0               $0/--
Gary Oppedahl                         -0-                   -0-               350,000/350,000            $0/$0

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

BOARD STRUCTURE

Our board of directors currently has seven members. Each director is elected to serve for a term of one year until the next annual meeting of shareholders or until a successor is duly elected and qualified.

DIRECTOR COMPENSATION

The members of our board of directors who are not employees of the company are paid an annual retainer or $5,000 and $300 per Board meeting. Committee Chairs are paid an additional $2,500 annually. No member of any committee of our board of directors receives any additional compensation for his service as a member of that committee. All compensation paid is in shares of common stock and grants of non-qualified options in lieu of cash compensation. Members are reimbursed for the expenses they incur in attending meetings of the board. No officer of the company receives any additional compensation for his services as a director, and we do not contribute to any retirement, pension or profit sharing plans covering our directors. We do, however, maintain a group health insurance plan and retirement plan for our employees, and those directors who are also our employees are eligible to participate in each plan. Our directors are also entitled to participate in the Stock Incentive Plan. Non-employee directors may also receive stock option grants outside of the Stock Incentive Plan.

Eutimio Sena, our President and Chief Executive Officer was a partner of OCM LLC prior to June 17, 2003, the date that Mr. Sena was appointed as our President and Chief Executive Officer. Prior to Mr. Sena becoming an officer for the company, he performed consulting services in his capacity of partner with OCM LLC during 2002 and until June 16, 2003. OCM LLC was paid 976,530 shares of our common stock and 244,133 warrants to acquire our common stock at $0.60 per share as a result of Mr. Sena's consulting services. Mr. Sena disclaims any beneficial ownership of the shares held by OCM LLC. See "Certain Relationships and Related Transactions."

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2004, no member of our Compensation Committee was an officer or employee of the company or our subsidiaries. None of our directors or executive officers had a relationship with us or any other company during 2004 that the SEC defines as a compensation committee interlock or insider participation that should be disclosed to shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2005, for the following: (1) each person who is known by us to own beneficially five percent or more of our outstanding common stock, (2) each of our directors and officers who beneficially own such shares and (3) our officers and directors as a group.

                                                                                     SHARES BENEFICIALLY OWNED
NAME OF BENEFICIAL OWNER                                                            NUMBER                PERCENT
--------------------------------------------------------------------------    -------------------    ------------------
Oton Tisch(1)                                                                     6,089,526(3)             24.2%
Frederick A. Voight(2)                                                            3,243,700(4)             12.7%
Eutimio Sena(1)                                                                   1,158,389(5)              4.5%
Dr. Toby Simon(1)                                                                    34,000(6)                 *
Dr. David Mueller(1)                                                                        --                 *
Gary Oppedahl(1)                                                                    621,000(7)              2.6%
Paul Johnson(1)                                                                     543,417(8)              2.2%
All officers and directors as a group (7 persons)                                11,690,032(9)             46.2%

----------
*     Represents ownership interests of less than one percent.

(1) The business address is c/o Cell Robotics International, Inc., 2715 Broadbent Parkway N.E., Albuquerque, New Mexico 87107

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

(4) Includes 510,000 shares issued to Mr. Voight in connection with a private placement. The amount also includes 250,000 shares issuable upon exercise of warrants issued in connection will a private placement. The warrants are immediately exercisable. 510,000 shares of stock relate to debt issuance costs and an additional 500,000 shares are issuable upon exercise of warrants issued in connection with the Expanded Facility Agreement.

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

(9) Includes 727,601 shares subject to options exercisable within 60 days of March 20, 2004. Also includes 1,675,239 shares subject to warrants exercisable within 60 days of March 20,2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

On March 29, 2002, the Company signed a promissory note in the face amount of $2,000,000 payable to Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. Under this promissory note, Mr. Tisch may make one or more advances to the Company at times and in amounts, as determined by Mr. Tisch in his discretion, up to an aggregate principal sum of $1,488,500 (the "Loan A Facility"). Additionally, Mr. Tisch must make requested advances under this note up to an aggregate principal sum of $511,500 so long as he remains satisfied in his reasonable credit judgment with the Company's capital raising activities (the "Loan B Facility"). Therefore, Mr. Tisch has no obligation or commitment to make any loans under the Loan A Facility and must make advances under the Loan B Facility only to the extent he is satisfied with the Company's capital raising activities in his reasonable credit judgment. This note bears interest at 8% per annum and is presently secured by all of the Company's assets. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Tisch dated November 12, 2002, the Company issued 776,949 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $337,300 of principal and $12,327 of accrued interest owing to Mr. Tisch under the promissory note. Additionally, on November 19, 2002, the Company repaid, in cash, $180,000 owing under the note. No amounts borrowed under the Loan A Facility or the Loan B Facility may be reborrowed after being repaid by the Company. As of December 31, 2004, a total of $696,000 is outstanding under the two lines. All principal and interest outstanding under the note were due on April 1, 2004 and therefore, can be demanded at any time. Mr. Tisch continues to advance funds under the Loan A Facility, however, these advances are at Mr. Tisch's sole discretion. Mr. Tisch is no longer obligated by the agreement to advance funds under the Loan A Facility of which $1,304,000 was not advanced. As of December 31, 2004, there was not any remaining amount available under the Loan B Facility.

Mr. Eutimio Sena, who prior to being appointed our President and Chief Executive Officer was a partner with OCM LLC, a consulting firm that provided consulting services to the company relating to our operations and our marketing and sales strategies. Mr. Sena led the consulting engagement. We issued OCM LLC 976,530 shares of our common stock in payment for fees owed for consulting services provided from the fourth quarter of 2002 through the second quarter of 2003. Additionally, we have granted OCM LLC warrants to purchase 244,134 shares of our common stock at $0.60 per share. On August 2, 2002, prior to being appointed as our President and CEO, we issued 5,000 shares of our common stock to Mr. Sena in payment of fees owed for services as director of the company. We paid Mr. Sena 902,711 shares of our common stock for salary compensation as our President and Chief Executive Officer from June to October 2003. Additionally we have granted Mr. Sena warrants to purchase 225,678 shares of our common stock at prices ranging from $0.26 to $0.375 per share.

On November 21, 2003, in connection with a short-term loan granted to the company by Mr. Tisch we issued Mr. Tisch a warrant to purchase 121,500 shares of our common stock. The warrant has an exercise price or $0.375 per share and expires on November 21, 2005.

On July 2, 2004, the Company entered into an amended and restated loan and security agreement with Voight whereby the available borrowing was increased to $1,000,000 and the maturity date of all borrowings was extended to December 31, 2004. The Company issued 110,000 shares of common stock and warrants to purchase 300,000 shares of common stock as an additional facility fee on the loan. The warrants are exercisable through July 2, 2007 for a price of $0.375 per share. The fair value of the common stock and warrants, amounting to $37,400 and $38,484, respectively is considered additional financing costs and was amortized over the life of the extension. On

December 4, 2004 the Company entered into an Amended and Restated Loan and Security Agreement (the "Expanded Facility Agreement") with Voight. The Expanded Facility Agreement replaced the Company's July 2, 2004 amendment and the August 29, 2003 original loan and security agreement, increased the available borrowing from $1,000,000 to $2,000,000 and extended the maturity date of all borrowings to July 1, 2005. Voight is a significant shareholder and major creditor of the company. Frederick A. Voight, President of Voight, is also a Director of the company. As of December 31, 2004 the Company had borrowed $1,250,000 under the Loan Agreement and has accrued and unpaid interest of $32,000. Interest under the Loan Agreement is due July 1, 2005 and accrues at a rate of 2% per month. The Company paid a facility fee in connection with the Loan Agreement of $25,000 cash and 400,000 shares of its restricted common stock. The value of these shares, of approximately $88,000, was recorded as a charge in the Company's financial statements in the fourth quarter of 2004. In connection with the Expanded Facility Agreement the Company issued to the Lender warrants to purchase 200,000 shares of common stock. The warrants are valid for a period of three years from the date of issuance and have an exercise price of $0.375 per share. The fair value of the warrants, amounting to $27,499, is considered additional financing costs and is being amortized over the life of the loan extension. The common stock underlying the Warrants shall be registered on Form SB-2 or similar registration statement with the SEC within 180 days of the Lender's exercise of the Warrants. The Expanded Facility Agreement is secured by the Company's accounts receivable, inventory, an interest in the Company's intellectual property related to the workstation and ultra-light products, and the worldwide manufacturing and marketing rights to the Infant Lasette product. The Lender shall first exercise its rights regarding the intellectual property of the Workstation and Ultralight products and only if the proceeds do not satisfy the amount owing under the facility, exercise the manufacturing and marketing rights of the Infant Lasette product. In connection with the July 2, 2004 agreement, the lender is allowed to convert $250,000 of the outstanding principal into common stock of the Company at a conversion rate of $0.30 per share. The Company recognized a non-cash charge of approximately $33,300, for the beneficial conversion of the $250,000. Also in connection with the July 2, 2004 agreement, the Company issued warrants to purchase 300,000 shares of the common stock of the Company at $0.375 per share. The warrants expire on July 2, 2007. The common stock underlying the Warrants shall be registered on Form SB-2 or similar registration statement with the SEC within 180 days of the Lender's exercise of the Warrants. During 2003, in connection with the original August 29, 2003 agreement, the Company paid a facility fee of 75,000 shares that required the recognition of a non-cash charge of approximately $10,000 and issued the lender warrants to purchase 600,000 shares of the Company's common stock with an exercise price of $0.375. The warrants expire in various dates between September and December of 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:



EXHIBIT NO.                   TITLE
-----------                   -----
3.2(16)       Amended and Restated By-laws
3.3(1)        Amended and Restated Articles of Incorporation
4.1(1)        Specimen Certificate of Common Stock
10.1(3)       Agreement and Plan of Reorganization among the company, Intelligent Financial Corporation, MiCel,
              Inc., Bridgeworks Investors I, L.L.C. and Ronald K. Lohrding
10.2(3)       Irrevocable Appointment of Voting Rights by Ronald K. Lohrding, Ph.D. to MiCel, Inc.
10.3(3)       Stock Pooling and Voting Agreement
10.4(1)       Royalty Agreement dated September 11, 1995 between the company, Cell Robotics, Inc. and Mitsui
              Engineering & Shipbuilding Co., Ltd.
10.5(1)       Agreement of Contribution and Mutual Comprehensive Release dated September 11, 1995 between the company, Cell Robotics, Inc. and Mitsui Engineering & Shipbuilding Co., Ltd.
10.6(5)       Purchase Agreement between the company and Tecnal Products, Inc.
10.7(1)       License Agreement between the company and NTEC
10.8(6)       Patent License Agreement between American Telephone and Telegraph Company and Cell Robotics, Inc.
10.9(6)       Amendment to Patent License Agreement between Lucent Technologies, Inc., successor to American
              Telephone and Telegraph Company, and Cell Robotics, Inc.
10.10(7)      Development and Distribution Agreement dated September 10, 1999 between Hamilton Thorne Research and the company
10.11(7)      Amendment to Development and Distribution Agreement dated May 18, 2000 between Hamilton Thorne
              Research and the company
10.12(8)      Loan Agreement dated January 31, 2001, among the company, Oton Tisch, Ronald K. Lohrding, Ph.D.,
              Raymond Radosevich, Ph.D., HaeMedic LLC and Humagen Fertility Diagnostics, Inc.
10.13(8)      Form of Warrant dated January 31, 2001 issued to Oton Tisch, Ronald K. Lohrding, Ph.D., Raymond
              Radosevich, Ph.D., HaeMedic LLC and Humagen Fertility Diagnostics, Inc.
10.14(9)      Employment Agreement between the company and Paul Johnson*
10.15(10)     Loan Agreement dated August 2, 2001 between the company and Oton Tisch
10.16(10)     Warrant dated August 2, 2001 issued to Oton Tisch
10.17(11)     Certificate for Common Stock Options dated June 15, 2001 between the company and Paul Johnson*
10.18(11)     Certificate for Common Stock Options dated October 31, 2001 between the company and Paul Johnson*
10.19(12)     License Agreement between the company and Becton, Dickinson & Company
10.20(13)     First Amendment to Loan Agreement dated March 29, 2002 between the company and Oton Tisch
10.21(14)     Certificate for Common Stock Options dated July 15, 2002 between the company and Gary Oppedahl*
10.22(16)     Amended and Restated Promissory Note dated September 17, 2002 executed by the company and payable to
              Oton Tisch
10.23(16)     Warrant dated November 12, 2002 issued to Oton Tisch
10.24(16)     Cell Robotics International, Inc. 2002 Stock Purchase Plan*
10.25(16)     International Sales and Marketing Contract dated August 1, 2001 between the company and Obras
              Electromecanicas TKV

EXHIBIT NO.                   TITLE
-----------                   -----
10.26(16)     Certificate for Common Stock Options dated August 2, 2002 between the company and Paul Johnson*
10.27(16)     Warrant dated December 7, 2002 issued to Oton Tisch
10.28(17)     Distribution Agreement between Meiwa Shoji Company Ltd. and the company
10.29(21)     Agreement between Eutimio Sena and the company dated June 16, 2003
10.30(24)     Amended & Restated Loan and Security Agreement between the company and F. A. Voight & Associates dated
              December 4, 2004
10.31(25)     Agreement between Eutimio Sena and the company dated April 26, 2005.
14.1(25)      Code of Ethics for the Chief Executive Officer and Principal Financial Officers adopted on March 28,
              2004
16.1(19)      Letter from Grant Thornton to the Securities and Exchange Commission dated November 5, 2005
21.1(1)       Subsidiaries
23.1(25)      Consent of Goldstein Golub Kessler LLP
23.2(25)      Consent of Grant Thornton LLP
31.1(25)      Certifications of the Chief Executive Officer
31.2(25)      Certifications of the Chief Financial Officer
32.1(25)      Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(25)      Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

6) Incorporated by reference from the company's Pre-Effective Amendment No. 2 to Registration Statement on Form S-3, as filed with the SEC on November 19, 1998,, SEC File No. 333-55951.

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

(21) Incorporated by reference from the company's Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the SEC on March 30, 2004.

(22) Incorporated by reference from the company's current report on Form 8-K, as filed with the SEC on October 21, 2004.

(23) Incorporated by reference from the company' current report on Form 8-K, as filed with the SEC on November 12, 2004.

(24) Incorporated by reference from the company' current report on Form 8-K, as filed with the SEC on December 9, 2004.

(25)  Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee or a designated member thereof, pre-approves audit and non-audit services rendered by its independent auditors to the company and its subsidiary.

Goldstein Golub Kessler LLP (the Firm) has a continuing relationship with American Express Tax and Business Services Inc. (TBS) from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, the Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

There were no services provided by TBS.

Fees Paid to Independent Auditors:

The following table shows information about fees paid by the company and its subsidiary to the company's independent auditors, as approved by the Audit
Committee:

The following table presents fees paid to GGK LLP for the fiscal year ended December 31, 2004 and to Grant Thornton LLP for the fiscal year ended December 31, 2003.

------------------------------------------------------------------------------------------------

                               Fiscal Year 2004      Fiscal Year 2003

                                    GGK LLP          Grant Thornton LLP

    Audit Fees                      $47,000             $57,000
    Audit-Related Fees (a)                              $13,850
    Tax Fees (b)
    All Other Fees (c)              $ 3,434

a) Audit-related fees are fees in respect of statutory audit work, registration statements, post-audit work and assistance regarding the application of accounting principles.

b) Tax fees are in respect of tax return preparation and consultation on tax matters for the company and its subsidiary.

c)    Direct expenses relating to the audit.

Audit Committee

The Audit Committee consists of Dr. Toby Simon, who chairs the Audit Committee, and Mr. David Mueller, all of whom have been determined by the Board of Directors to be independent directors within the meaning of Item 7(d) (3) (iv) of Schedule 14A of the Securities Exchange Act of 1934. In addition, each of Messrs. Simon and Mueller meet the independence requirements for audit committee membership under existing SEC rules. The Board of Directors has determined that Dr. Simon is an "audit committee financial expert" as defined by Item 401(h) of Regulation S-B of the Securities Exchange Act of 1934. The Audit Committee operates under a written charter adopted by the Board of Directors in February 2003. The Audit Committee assists the Board of Directors in fulfilling its oversight of the quality and integrity of the Company's financial statements and the Company's compliance with legal and regulatory requirements. The Audit Committee is responsible for retaining (subject to shareholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. The Audit Committee held two meetings during 2004.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Registrant:                                   CELL ROBOTICS INTERNATIONAL, INC.


Dated:  May 9, 2005                                    /s/ Eutimio Sena
                                                       ----------------------------------------------------
                                                       Eutimio Sena, President, Chief Executive Officer,
                                                       Director and Principal Executive Officer



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 9, 2005                                    /s/ Eutimio  Sena
                                                       -----------------------------------------------------
                                                       Eutimio Sena, President, Chief Executive Officer,
                                                       Director and Principal Executive Officer


Dated: May 9, 2005                                     /s/ Juanita Johnson
                                                       -----------------------------------------------------
                                                       Juanita Johnson, Principal Financial Officer


Dated: May 9, 2005                                     /s/ Oton Tisch
                                                       -----------------------------------------------------
                                                       Oton Tisch, Chairman of the Board of Directors


Dated: May 9, 2005                                     /s/ Gary Oppedahl
                                                       -----------------------------------------------------
                                                       Gary Oppedahl, Chief Operating Officer and Director


Dated: May 9, 2005                                     /s/ Dr. Toby Simon
                                                       -----------------------------------------------------
                                                       Dr. Toby Simon, Director


Dated: May 9, 2005
                                                       -----------------------------------------------------
                                                       David Mueller, PhD, Director


Dated: May 9, 2005
                                                       -----------------------------------------------------
                                                       Frederick A. Voight, Director


Date:  May 9, 2005
                                                       -----------------------------------------------------
                                                       Paul Johnson, Director