Form 10QSB
period 2005-03-31
CELL ROBOTICS INTERNATIONAL INC
filed 2005-05-23
CIK 845291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                          to

Commission file number: 0-27840

CELL ROBOTICS INTERNATIONAL, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Colorado	84-1153295

(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification number

2715 Broadbent Parkway N.E., Albuquerque, New Mexico	87107

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (505) 343-1131

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

As of May 20, 2005, 26,988,658 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim unaudited consolidated financial statements contained in this report have been prepared by Cell Robotics International, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures made in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, have been condensed or omitted for the interim statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position have been included. The condensed consolidated financial statements for the quarter ended March 31, 2005 have not been reviewed by the Company’s independent audit firm. Upon a complete review by the Company’s audit firm, any necessary adjustments will be made to the following statements and an amended 10Q will be filed.

CELL ROBOTICS INTERNATIONAL, INC.
AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(UNAUDITED)
Asset
Current assets:
Cash and cash equivalents	$(2,855)	$43,656
Accounts receivable, net of allowance for doubtful accounts of $1,136 in 2005 and 2004	26,412	10,804
Inventory	523,427	507,832
Other	32,638	36,278

Total current assets	579,622	598,570
Property and equipment, net	109,568	136,114
Other assets, net	10,789	14,073

Total assets	$699,979	$748,757

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$575,039	$615,943
Notes payable	165,895	160,749
Notes payable — related parties	2,409,213	1,950,501
Royalties payable	223,522	218,860
Payroll related liabilities	763,434	779,478
Warrant liability	80,690	80,690
Other current liabilities	176,341	46,598

Total liabilities	4,394,134	3,852,819

Stockholders’ deficit:
Preferred stock, $.04 par value. Authorized 2,500,000 shares, zero shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively
Common stock, $.004 par value. Authorized 50,000,000 shares, 25,562,480 and 25,494,480 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	102,250	101,978
Additional paid-in capital	31,875,996	31,866,068
Accumulated deficit	(35,672,401)	(35,072,108)

Total stockholders’ deficit	(3,694,155)	(3,104,062)

	$699,979	$748,757

The accompanying notes are an integral part of these consolidated statements.

CELL ROBOTICS INTERNATIONAL, INC.
AND SUBSIDIARY

Consolidated Statements of Operations

	UNAUDITED
	Three Months Ended
	March 31, 2005	March 31, 2004
Product sales	$20,011	$23,835

Product cost of goods sold	87,446	115,333

Gross profit (loss)	(67,435)	(91,498)

Operating expenses:
General and administrative	259,536	400,665
Marketing & sales	59,014	66,367
Research and development	102,645	96,103

Total operating expenses	421,195	563,135

Loss from operations	(488,630)	(654,633)

Other income (expense):
Other income	786	—
Interest expense	(112,449)	(82,215)

Total other expense	(111,663)	(82,215)

Net loss	$(600,293)	$(736,848)

Net loss per common share, basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding, basic and diluted	25,500,592	24,105,255

The accompanying notes are an integral part of these consolidated statements.

CELL ROBOTICS INTERNATIONAL, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

	UNAUDITED
	Three Months Ended
	March 31, 2005	March 31, 2004

Cash flows from operating activities:
Net loss	$(600,293)	$(736,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,831	31,676
Interest Accrued not paid	102,372	3,121
Amortization of discount on notes payable	13,750	28,926
Decrease in allowance for doubtful accounts	—	(10,290)
Changes in operating assets and liabilities:
Decrease in accounts receivable	(15,608)	113,481
Decrease (increase) in inventory	(15,595)	24,710
Decrease (increase) in other current assets	3,640	4,380
Increase in current liabilities	77,457	326,975

Net cash used in operating activities	(404,446)	(213,869)

Cash flows from investing activities:
Net cash used in investing activities - Purchase of property and equipment	—	(4,106)

Cash flows from financing activities:
Net proceeds from exercise of options	—	—
Proceeds from issuance of common stock	10,200	130,000
Proceeds from notes payable	—	21,418
Proceeds from related parties notes payable	347,735	—

Net cash provided by financing activities	357,935	151,418

Net decrease in cash and cash equivalents:	(46,511)	(66,557)
Cash and cash equivalents:
Beginning of period	43,656	76,816

End of period	$(2,855)	$10,259

Supplemental information:
Interest paid	$—	$37,500

The accompanying notes are an integral part of these consolidated statements.

CELL ROBOTICS INTERNATIONAL, INC.
AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements
March 31, 2005

1.	Presentation of Unaudited Consolidated Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission. Certain information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year ending December 31, 2005.

2.	Capital Resources

Since inception, the Company has incurred operating losses and other equity charges which have resulted in an accumulated deficit of $35,672,401 and a working capital deficiency of $3,814,512 at March 31, 2005 and operations using net cash of $404,446 in the first three months of 2005.

The Company’s ability to improve cash flow and ultimately achieve profitability will depend on its ability to obtain additional capital funding and also to significantly increase sales. Accordingly, the Company is manufacturing and marketing the Lasette, a sophisticated laser-based medical device, that leverages the Company’s existing base of technology. The Company believes the markets for this product are broader than that of the scientific research instruments market and, as such, offers a greater opportunity to significantly increase sales. In addition, the Company is pursuing development and marketing partners for some of its new medical products, such as the UltraLight Laser. If obtained, the Company believes these partnerships may enhance the Company’s ability to rapidly ramp-up its marketing and distribution strategy, and possibly offset the products’ development costs.

Although the Company has begun manufacturing and marketing the Lasette and the Company continues to market its scientific research instrument line, it does not anticipate achieving profitable operations until after 2005. As a result, the Company expects that its accumulated deficit will increase in the foreseeable future.

The reports the Company received from its independent auditors covering the fiscal years ended December 31, 2004 and 2003 financial statements contain an explanatory paragraph that states that Company’s recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

This Form 10-QSB should be read in conjunction with the Company’s 2004 Annual Report on Form 10-KSB which includes the Company’s audited consolidated financial statements for the year ended December 31, 2004.

3.	Issuance of Equity Securities

On March 23, 2005, the Company entered into a stock purchase agreement with Brian Wood, a private investor. In connection with this agreement, the Company issued 68,000 shares of its common stock and received, in gross proceeds, $10,200. . Additionally, Mr. Wood was issued a warrant to purchase 13,200 shares of the Company’s common stock at an exercise price of $0.30 per share. The warrant expires on March 24, 2008.

4.	Notes Payable

In January 2001, certain members of the Company’s board of directors or affiliates of members or former members of the Company’s board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement. The loans are evidenced by unsecured promissory notes, bear interest at the rate of 10% per annum and were due on January 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Oton Tisch dated November 12, 2002, the Company issued 2,309,255 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of March 31, 2005, the remaining balance of loans outstanding under the loan agreement of approximately $29,050, including interest of $14,050, can be demanded at any time.

On March 29, 2002, the Company signed a promissory note in the face amount of $2,000,000 payable to a director, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. This note bears interest at 8% per annum and is presently secured by all of the Company’s assets. All principal and interest outstanding under the note became due on April 1, 2004. All principal and interest outstanding under this note of $774,150, including interest of $57,935 as March 31, 2005, can be demanded at any time.

Private investors have advanced the Company principal sums of $20,000, $35,000, and $60,000, on May 20, 2003, June 6, 2003, and on April 21, 2004 respectively. The notes are due on demand. The first two notes bear interest at a rate of 10% per annum. The third note requires a fee of $35 per day be accrued and paid. The first two notes permit the holder of the notes to convert the outstanding balance of the notes into the Company’s common stock at a rate of $0.30 per share. The Company recorded a beneficial conversion charge of $6,833 in 2003 in connection with these two notes. Approximately $136,844, including accrued interest of $202844 is outstanding on these notes as of March 31, 2005.

On July 2, 2004, the Company entered into an amended and restated loan and security agreement with Voight whereby the available borrowing was increased to $1,000,000 and the maturity date of all borrowings was extended to December 31, 2004. The Company issued 110,000 shares of common stock and warrants to purchase 300,000 shares of common stock as an additional facility fee on the loan. The warrants are exercisable through July 2, 2007 for a price of $0.375 per share. The fair value of the common stock and warrants, amounting to $37,400 and $38,484, respectively is considered additional financing costs and was amortized over the life of the extension. On December 4, 2004 the Company entered into an Amended and Restated Loan and Security Agreement (the “Expanded Facility Agreement”). The Expanded Facility Agreement replaced the Company’s July 2, 2004 amendment and the August 29, 2003 original loan and security agreement, increased the available borrowing from $1,000,000 to $2,000,000 and extended the maturity date of all borrowings to July 1, 2005. Interest under the Loan Agreement is due July 1, 2005 and accrues at a rate of 2% per month. The Company paid a facility fee in connection with the Loan Agreement of $25,000 cash and 400,000 shares of its restricted common stock. The value of these shares, of approximately $88,000, was recorded as a charge in the Company’s financial statements in the fourth quarter of 2004. In connection with the Expanded Facility Agreement the Company issued to the Lender warrants to purchase 200,000 shares of common stock. The warrants are valid for a period of three years from the date of issuance and have an exercise price of $0.375 per share. The fair value of the warrants, amounting to $27,499, is considered additional financing costs and is being amortized over the life of the loan extension. The common stock underlying the Warrants shall be registered on Form SB-2 or similar registration statement with the SEC within 180 days of the Lender’s exercise of the Warrants. The Expanded Facility Agreement is secured by the Company’s accounts receivable, inventory, an interest in the Company’s intellectual property related to the workstation and ultra-light products, and the worldwide manufacturing and marketing rights to the Infant Lasette product. The Lender shall first exercise its rights regarding the intellectual property of the Workstation and Ultralight products and only if the proceeds do not satisfy the amount owing under the facility, exercise the manufacturing and marketing rights of the Infant Lasette product. In connection with the July 2, 2004 agreement, the lender is allowed to convert $250,000 of the outstanding principal into common stock of the Company at a conversion rate of $0.30 per share. The Company recognized a non-cash charge of approximately $33,300, for the beneficial conversion of the $250,000. Also in connection with the July 2, 2004 agreement, the Company issued warrants to purchase 300,000 shares of the common stock of the Company at $0.375 per share. The warrants expire on July 2, 2007. The common stock underlying the Warrants shall be registered on Form SB-2 or similar registration statement with the SEC within 180 days of the Lender’s exercise of the Warrants. During 2003, in connection with the original August 29, 2003 agreement, the Company paid a facility fee of 75,000 shares that required the recognition of a non-cash charge of approximately $10,000 and issued the lender warrants to purchase 600,000 shares of the Company’s common stock with an exercise price of $0.375. The warrants expire in various dates between September and December of 2006. As of the date of this quarterly report, the aggregate remaining funds of principal that are available to the Company under the Facility Agreement are $500,000. The Lender requested the Company to satisfy certain conditions prior to the release of further funds under the Facility Agreement. These requested conditions to funding were not previously contained in or a part of the Facility Agreement. Although not part of the Facility Agreement, the Company accommodated these conditions. Notwithstanding the Company’s accommodation of these conditions, the Lender did not disburse the requested funds. The Company believes that the Lender is not complying with the terms of the Facility Agreement by reason of the Lender’s failure to release further funds at the times required under the Facility Agreement. The Company is attempting to reach an amicable resolution of this matter with the Lender to address a mutually acceptable funding schedule. The Company cannot give any assurances that Voight will continue to provide any additional funding under the Expanded Facility Agreement. As of March 31, 2005 the Company had borrowed $1,500,000 under the Loan Agreement and has accrued and unpaid interest of $115,900.

5.	Inventory

Inventory is recorded at the lower of cost, determined by the first-in, first-out method, or market. Obsolete inventory is written-off in the period that the impairment occurs.

	March 31, 2005	December 31, 2004

Finished goods	$15,937	$68,644
Parts and components	469,092	407,099
Sub-assemblies	38,398	32,089

	$523,427	$507,832

6.	Subsequent Event

On April 11, 2005, the Company executed a Warrant Purchase Agreement (the “Warrant Agreement”) between the Company and CRII-SASCO Business Trust (the “Holder”). The Warrant Agreement allows the Holder to purchase the warrant for $160,000. The Warrant Agreement entitles the Holder to purchase from the Company, 16,000,000 shares of Common Stock at $0.25 per share. The warrants are exercisable for a period of six months from the date of April 12, 2005. The Holder shall exercise the Warrant in four equal increments of 4,000,000 shares each (Exercise I through IV), upon the Company’s satisfaction of specified covenants defined for each increment. The proceeds from each of the exercise increments are $1.0 million and proceeds from the exercise of all of the Warrant are $4.0 million. The shares purchased upon exercise of the Warrant shall not be registered and shall be legend as restricted shares, and subject to provisions of Rule 144 under the Securities Act. Upon exercise of the Warrant, the Holder will be a substantial shareholder, constituting approximately 40% of the total outstanding shares of the Company. The Company cannot give any assurances that this transaction will close.

On April 26, 2005, the company and Mr. Sena renegotiated terms of Mr. Sena’s earlier employment agreement for President and Chief Executive Officer of the Company dated June 16, 2003, specifically reducing the annual base salary owed Mr. Sena for the period July 1, 2003 through April 30, 2005. The amended annual base salary will be $290,000 and is retroactive to July 1, 2003. The base salary will be paid in the form of 50% in shares of our common stock and 50% in cash. The cash portion of Mr. Sena’s accrued but unpaid annual base salary plus accrued vacation was paid in the form of a promissory note in the amount of $307,660 with interest at the rate of 10% per annum until paid and is due no later than 90 days after demand. In addition, the stock portion amount due was $265,833 and was paid in the form of 1,111,178 shares of the Company’s common stock. Beginning in May of 2005, the base salary will be paid in the form of 50% in shares of our common stock and 50% in cash. The number of shares to be issued as salary is calculated using a 25% discount to the average market closing price and calculated each month. In addition to salary compensation, Mr. Sena is also entitled to grants of non-qualified options to purchase shares of our common stock. The number of shares subject to options that may be granted under this agreement is equal to 25% of the shares of our common stock paid to Mr. Sena as salary compensation. These options have a 5 year duration from the date issued and have exercise prices based on prevailing market conditions or equivalent to options or warrants granted to our other investors, directors or officers. The former agreement of June 16, 2003 with Mr. Sena is null and void.

7.	Earnings Per Share

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the quarter. Diluted loss per share, which is computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the quarter, is the same as basic loss per share for the quarters ended March 31, 2005 and 2004, as all potentially dilutive securities were anti-dilutive.

8.	Stock Based Compensation

Options to purchase 2,929,180 and 2,944,180 shares of Common Stock were outstanding at March 31, 2005 and 2004, respectively. Warrants to purchase 3,514,118 and 3,005,085 shares of Common Stock were outstanding at March 31, 2005 and 2004, respectively. These were not included in the computation of diluted loss per share as the assumed exercise of the options would have been anti-dilutive.

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, to its stock-based employee plans.

	Quarter ended March 31,
	2005	2004

Net loss, as reported	$(600,293)	$(736,848)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(18,525)	(18,525)

Pro forma net loss	$(618,818)	$(755,373)

Loss per share, basic and diluted:
As reported	$(0.02)	$(0.03)
Pro forma	$(0.02)	$(0.03)

9.	Operating Segments

The Company has two operating segments: scientific research instruments and laser-based medical devices. The scientific research instruments segment produces research instruments for sale to universities, research institutes, and distributors. The laser-based medical devices segment produces the Lasette for home and clinical use for sale to clinics, individual consumers and to distributors.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-KSB. The Company evaluates segment performance based on profit or loss from operations prior to the consideration of unallocated corporate general and administration costs. The Company does not have inter-segment sales or transfers. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business utilizes different technologies and marketing strategies.

Operating Segments
Three months ended:

	March 31, 2005
	Scientific	Laser-Based
	Research	Medical
	Instruments	Devices	Corporate	Total
Revenues from customers	$1,800	$18,211	$—	$20,011

Loss from operations	(71,482)	(157,612)	(259,536)	(488,630)

	March 31, 2004
	Scientific	Laser-Based
	Research	Medical
	Instruments	Devices	Corporate	Total
Revenues from customers	$3,020	$20,815	$—	$23,835

Loss from operations	(49,824)	(204,144)	(400,665)	(654,633)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Liquidity and Capital Resources

Cash used in operations for the three-month periods ended March 31, 2005 and 2004 and the year ended December 31, 2004 was $404,446, $213,869 and $1,002,308, respectively.

Net cash provided by financing activities for the three-month periods ended March 31, 2005 and 2004 and for the year ended December 31, 2004 was $357,935, $151,418 and $973,045, respectively.

Total assets decreased to $699,979 at March 31, 2005 from $748,757 at December 31, 2004, a decrease of $48,778, or 7%. This change in total assets is primarily attributed to the following:

•	Our total current assets decreased $18,948, or 3%, as of March 31, 2005 compared to our current assets as of December 31, 2004. This decrease was primarily the result of a decrease in cash of $46,511, from $43,656 at December 31, 2004 to a deficit of $2,855 at March 31, 2005. The decrease in cash was primarily attributed to our operational needs during the three-month period ended March 31, 2005.

•	Property and equipment decreased by $26,546, or 20%, to $109,568 at March 31, 2005 from $136,114 at December 31, 2004. The decrease in property and equipment was primarily due to depreciation recorded for the quarter ended March 31, 2005.

Our current ratio at March 31, 2005 was 0.13 compared to 0.16 at December 31, 2004. Our total current liabilities increased $541,315 from $3,852,819 at December 31, 2004 to $4,394,134 at March 31, 2005. Our working capital deficiency increased from $3,254,249 at December 31, 2004 to $3,814,512 at March 31, 2005. The increase in the working capital deficiency was primarily due to our operating losses that we experienced in the three-month period ended March 31, 2005.

Our ability to improve cash flow and ultimately achieve profitability, we believe, will depend on our ability to obtain additional capital funding in addition to significantly increasing sales. Accordingly, we are manufacturing and marketing the Lasette, a sophisticated laser-based medical device that leverages our existing base of technology. We believe the markets for this product are broader than that of the scientific research instruments market and, as such, offer a greater opportunity to significantly increase sales. In addition, we are pursuing development and marketing partners for some of our new medical products. If obtained, we believe these partnerships may enhance our ability to rapidly ramp-up our marketing and distribution strategy, and possibly offset the products’ development costs. As a result, as described in more detail below, additional operating funds will be required under alternative financing sources and we expect that our accumulated deficit will increase in the foreseeable future.

Commitments - As of March 31, 2005, our outstanding indebtedness for borrowed money included the following:

•	In January 2001, certain members of the Company’s board of directors or affiliates of members or former members of the Company’s board of directors agreed to make term loan advances to the Company in an aggregate amount of $1,000,000 pursuant to the terms of a loan agreement. The loans are evidenced by unsecured promissory notes, bear interest at the rate of 10% per annum and were due on January 31, 2002. On November 13, 2002 pursuant to a stock purchase agreement between the Company and Mr. Oton Tisch dated November 12, 2002, the Company issued 2,309,255 shares of its common stock to Mr. Tisch at a price per share of $0.45 in repayment in full of $900,000 of principal and $139,165 of accrued interest owing to Mr. Tisch under the loan agreement. As of March 31, 2005, the remaining balance of loans outstanding under the loan agreement of approximately $29,050, including interest of $14,050, can be demanded at any time.

•	On March 29, 2002, the Company signed a promissory note in the face amount of $2,000,000 payable to a director, Mr. Oton Tisch. The promissory note was amended and restated on September 17, 2002. This note bears interest at 8% per annum and is presently secured by all of the Company’s assets. All principal and interest outstanding under the note became due on April 1, 2004. All principal and interest outstanding under this note of $774,150, including interest of $57,935 as March 31, 2005, can be demanded at any time.

•	Private investors have advanced the Company principal sums of $20,000, $35,000, and $60,000, on May 20, 2003, June 6, 2003, and on April 21, 2004 respectively. The notes are due on demand. The first two notes bear interest at a rate of 10% per annum. The third note requires a fee of $35 per day be accrued and paid. The first two notes permit the holder of the notes to convert the outstanding balance of the notes into the Company’s common stock at a rate of $0.30 per share. The Company recorded a beneficial conversion charge of $6,833 in 2003 in connection with these two notes. Approximately $136,844, including accrued interest of $202844 is outstanding on these notes as of March 31, 2005.

•	On July 2, 2004, the Company entered into an amended and restated loan and security agreement with Voight whereby the available borrowing was increased to $1,000,000 and the maturity date of all borrowings was extended to December 31, 2004. The Company issued 110,000 shares of common stock and warrants to purchase 300,000 shares of common stock as an additional facility fee on the loan. The warrants are exercisable through July 2, 2007 for a price of $0.375 per share. The fair value of the common stock and warrants, amounting to $37,400 and $38,484, respectively is considered additional financing costs and was amortized over the life of the extension. On December 4, 2004 the Company entered into an Amended and Restated Loan and Security Agreement (the “Expanded Facility Agreement”). The Expanded Facility Agreement replaced the Company’s July 2, 2004 amendment and the August 29, 2003 original loan and security agreement, increased the available borrowing from $1,000,000 to $2,000,000 and extended the maturity date of all borrowings to July 1, 2005. Interest under the Loan Agreement is due July 1, 2005 and accrues at a rate of 2% per month. The Company paid a facility fee in connection with the Loan Agreement of $25,000 cash and 400,000 shares of its restricted common stock. The value of these shares, of approximately $88,000, was recorded as a charge in the Company’s financial statements in the fourth quarter of 2004. In connection with the Expanded Facility Agreement the Company issued to the Lender warrants to purchase 200,000 shares of common stock. The warrants are valid for a period of three years from the date of issuance and have an exercise price of $0.375 per share. The fair value of the warrants, amounting to $27,499, is considered additional financing costs and is being amortized over the life of the loan extension. The common stock underlying the Warrants shall be registered on Form SB-2 or similar registration statement with the SEC within 180 days of the Lender’s exercise of the Warrants. The Expanded Facility Agreement is secured by the Company’s accounts receivable, inventory, an interest in the Company’s intellectual property related to the workstation and ultra-light products, and the worldwide manufacturing and marketing rights to the Infant Lasette product. The Lender shall first exercise its rights regarding the intellectual property of the Workstation and Ultralight products and only if the proceeds do not satisfy the amount owing under the facility, exercise the manufacturing and marketing rights of the Infant Lasette product. In connection with the July 2, 2004 agreement, the lender is allowed to convert $250,000 of the outstanding principal into common stock of the Company at a conversion rate of $0.30 per share. The Company recognized a non-cash charge of approximately $33,300, for the beneficial conversion of the $250,000. Also in connection with the July 2, 2004 agreement, the Company issued warrants to purchase 300,000 shares of the common stock of the Company at $0.375 per share. The warrants expire on July 2, 2007. The common stock underlying the Warrants shall be registered on Form SB-2 or similar registration statement with the SEC within 180 days of the Lender’s exercise of the Warrants. During 2003, in connection with the original August 29, 2003 agreement, the Company paid a facility fee of 75,000 shares that required the recognition of a non-cash charge of approximately $10,000 and issued the lender warrants to purchase 600,000 shares of the Company’s common stock with an exercise price of $0.375. The warrants expire in various dates between September and December of 2006. As of the date of this quarterly report, the aggregate remaining funds of principal that are available to the Company under the Facility Agreement are $500,000. The Lender requested the Company to satisfy certain conditions prior to the release of further funds under the Facility Agreement. These requested conditions to funding were not previously contained in or a part of the Facility Agreement. Although not part of the Facility Agreement, the Company accommodated these conditions.

Notwithstanding the Company’s accommodation of these conditions, the Lender did not disburse the requested funds. The Company believes that the Lender is not complying with the terms of the Facility Agreement by reason of the Lender’s failure to release further funds at the times required under the Facility Agreement. The Company is attempting to reach an amicable resolution of this matter with the Lender to address a mutually acceptable funding schedule. The Company cannot give any assurances that Voight will continue to provide any additional funding under the Expanded Facility Agreement. As of March 31, 2005 the Company had borrowed $1,500,000 under the Loan Agreement and has accrued and unpaid interest of $115,900.

Capital Sources - Our operating cash flows continue to be provided by ongoing sales of the Lasette and the Cell Robotics Workstation. During the first three months of 2005 and 2004, sales of our products generated revenues of approximately $20,011 and $23,835, respectively.

On April 11, 2005, the Company executed a Warrant Purchase Agreement (the “Warrant Agreement”) between the Company and CRII-SASCO Business Trust (the “Holder”). The Warrant Agreement allows the Holder to purchase the warrant for $160,000. The Warrant Agreement entitles the Holder to purchase from the Company, 16,000,000 shares of Common Stock at $0.25 per share. The warrants are exercisable for a period of six months from the date of April 12, 2005. The Holder shall exercise the Warrant in four equal increments of 4,000,000 shares each (Exercise I through IV), upon the Company’s satisfaction of specified covenants defined for each increment. The proceeds from each of the exercise increments are $1.0 million and proceeds from the exercise of all of the Warrant are $4.0 million. The Company cannot give any assurances that this transaction will close.

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

Because of our immediate cash needs, we have had, and from time to time we expect we will continue to have, difficulty fulfilling customer orders to the extent we have insufficient available funds to purchase component parts necessary to manufacture products ordered by our customers. Additionally, suppliers of these component parts may require us to pay for those parts in advance or provide acceptable forms of security as a condition for delivery, which may impede our ability to meet customer orders. Until we are able to obtain financing to meet our long-term needs, we anticipate that these difficulties relating to the purchase and supply of parts for our products will continue to exist. We may also from time to time grant discounts to customers, as a means to improve the speed of collection of receivables in order to meet our cash needs.

As of March 31, 2005, our net working capital was a deficit of $3,814,512 and our total cash was at a deficit of $2,855. We expect to experience operating losses and negative cash flow for the foreseeable future. Therefore, we do not have sufficient cash to sustain those operating losses without additional financing. We presently need financing to repay our current indebtedness, including payment of our notes and accrued interest in the aggregate amount of approximately $2,555,947 at March 31, 2005 of which approximately $774,150 is currently due or is payable on demand. In addition to debt service requirements, we will require cash to fund our operations. Based on our current operations, we estimate that our cash needs approximate $200,000 each month for the foreseeable future. Our operating requirements depend upon several factors, including the rate of market acceptance of our products, particularly the Lasette, our level of expenditures for manufacturing, marketing and selling our products, costs associated with our staffing and other factors. We have been funding our operating requirements with proceeds from small private placements of our equity securities and indebtedness for borrowed money and with sales of our products. However, historically, these sources of capital have only been adequate to meet our short-term needs. We need immediate financing to fund both our short-term and long-term needs. Therefore, we intend to continue to seek to raise equity or debt financing. Although we have had discussions with potential investors, we have not been able to obtain sufficient long-term financing on acceptable terms as of the date of this report. No assurance can be given that we will be able to obtain any additional financing on favorable terms, if at all. If our operating requirements vary materially from those currently planned, we may require more financing than currently anticipated. Borrowing money may involve pledging some or all of our assets. Raising additional funds by issuing common stock or other types of equity securities may further dilute our existing shareholders. If we cannot obtain additional financing in a timely manner, we will not be able to continue our operations. In addition, the reports we received from our independent auditors covering our fiscal years ended December 31, 2004 and 2003 financial statements contain an explanatory paragraph that states that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

To date, we have generated only limited revenues from the sale of our products and have been unable to profitably market our products. We incurred net losses applicable to common shareholders of $600,293 and $736,848 for the three-month periods ended March 31, 2005 and 2004, respectively. Revenues from the sale of our products were $20,011 and $23,835 for the three-month periods ended March 31, 2005 and 2004, respectively. We expect to experience operating losses and negative cash flows for the foreseeable future, until we are able to generate significant revenues to fund anticipated manufacturing, and marketing and selling costs and to achieve and maintain profitability. We cannot assure you that we will ever generate sufficient revenues to achieve profitability, which will have a negative impact on the price of our common stock. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability in the future.

Results of Operations — Three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Revenues from our product sales decreased 16% to $20,011 at March 31, 2005 from $23,835 at March 31, 2004. Sales of our laser-based medical devices during the quarter ended March 31, 2005 were $18,211, compared with sales of our laser-based medical devices of $20,815 in the comparable quarter of 2004. Sales of our scientific research instruments during the quarter ended March 31, 2005 were $1,800, a decrease of $1,220 from sales of our scientific research instruments of $3,020 in the comparable quarter of 2004. The decrease in sales occurred because of a lack of financial resources available to market and sell our products. We expect that sales will continue to be negatively impacted until we are able to significantly improve our liquidity position.

Our gross margin declined to a negative margin of 337% for the quarter ended March 31, 2005 from a negative margin of 384% for the quarter ended March 31, 2004. Improved efficiencies in the production of our products contributed to the increase in gross margin.

Operating expenses decreased $141,940 from $563,135 for the quarter ended March 31, 2004 to $421,195 for the quarter ended March 31, 2005. General and administrative expenses decreased $141,129, or 35%, from $400,665 in the first quarter of 2004 to $259,536 in the first quarter of 2005. The decrease was primarily attributable to a decrease in administrative salaries resulting from the renegotiation of the employment contract with the Company’s Chief Executive Officer, which occurred on April 26, 2005.

Our sales and marketing expenses decreased $7,353, or 11%, from $66,367 in the first quarter of 2004 to $59,014 in the first quarter of 2005. The decrease was primarily due to our lack of financial resources to hire marketing and sales personnel and to advertise or otherwise market our products. Our research and development expenses increased $6,542, or 7%, from $96,103 in the first quarter of 2004 to $102,645 in the first quarter of 2005. The increase in our research and development expenses occurred primarily as a result of product testing that occurred in the first quarter of 2005 as opposed to the first quarter of 2004.

During the three months ended March 31, 2005 interest expense increased to $112,449 from $82,215 during the quarter ended March 31, 2004. The increase in interest expense occurred because we had a higher average outstanding balance of debt in the first quarter of 2005 when compared with the same period in 2004.

Critical Accounting Policies and Estimates

High-quality financial statements require rigorous application of accounting policies. Our policies are discussed in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, and are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. We review the accounting policies we use in reporting our financial results on a regular basis. As part of such review, we assess how changes in our business processes and products may affect how we account for transactions. For the nine-month period ended March 31, 2005, we have not changed our critical accounting policies or practices, however, we are evaluating how improvements in processes and other changes in our scientific research instruments may impact revenue recognition policies in the future.

Revenue recognition - Sales to qualified distributors are recognized when the products are shipped from the plant and ownership is transferred to the customer. In connection with the sale of our scientific research instruments and at the customer’s request, we may be requested to install the Cell Robotics Workstation, provide training services or both. Prior to certain management changes occurring in 2002, the production of our scientific research instruments involved significant customization including modifications required for specific customer applications. In the past these units often required our scientist to complete complex configurations and customization during installation. However, in connection with the management change in 2002, we have focused our efforts on producing a scientific research instrument that is standardized and does not involve significant customization during installation. We are now offering a more standard product to our customers and we have evaluated how this change in our product and the related reduced complexity of installation and training may impact how we recognize revenue for our scientific research instruments. For shipments made after March 2003 we have separate charges for the scientific research instrument, the installation and the training. Revenue related to the scientific research instrument will be recognized upon shipment and ownership is transferred to the customer. Revenue, if applicable, related to the installation and training will be recognized after the installation and training are completed. We provide an allowance for returns based on historical experience.

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

Accounts Receivable - Substantially all of our accounts receivable are due from distributors of medical devices or of research instruments. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Safe harbor for Forward-looking statements

This Report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology, for instance the terms “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding the following:

•	anticipated operating results and sources of future revenue;

•	growth;

•	adequacy of the Company’s financial resources;

•	development of new products and markets;

•	obtaining and maintaining regulatory approval and changes in regulations;

•	competitive pressures;

•	commercial acceptance of new products;

•	changing economic conditions;

•	expectations regarding competition from other companies; and

•	the Company’s ability to manufacture and distribute its products.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results will differ and could differ materially from these forward-looking statements. The factors that could cause actual results to differ materially from those in the forward-looking statements include the following: (i) industry conditions and competition, (ii) reforms in the health care industry or limitations imposed on third party reimbursement of health care costs, (iii) the rate of market acceptance of the Company’s products, particularly the Lasette, (iv) operational risks and insurance, (v) risks associated with operating in foreign jurisdictions, (vi) product liabilities which may arise in the future which are not covered by insurance or indemnity, (vii) the impact of current and future laws and government regulation, as well as repeal or modification of same, affecting the medical device industry and the Company’s operations in particular, (viii) the ability to retain key personnel, (ix) renegotiation, nullification, or breach of contracts with distributors, suppliers or other parties, (x) the relationship with the Company’s suppliers, particularly its supplier of crystals used in our Ebrium: YAG lasers and (xi) the risks described elsewhere, herein and from time to time in the Company’s other reports to and filings with the Securities and Exchange Commission. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this Report will in fact occur. The Company does not intend to update any of the forward-looking statements after the date of this Report.

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

On March 23, 2005, the Company issued 68,000 shares of its Common Stock in a private placement transaction with an investor, which resulted in gross proceeds to the Company of $10,200. The proceeds were used for working capital in the Company’s day-to-day operations.

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

CELL ROBOTICS INTERNATIONAL, INC.
Dated: May 20, 2005	By:	/s/ Eutimio Sena
Eutimio Sena, President, Chief Executive Officer
and Director

Dated: May 20, 2005	By:	/s/ Juanita L. Johnson
Juanita L. Johnson, Interim Chief Financial Officer